Form 10-Q
period 2005-05-31
Refco Group Ltd., LLC; Refco Finance Inc.
filed 2005-07-15
CIK 1305468, 1305464

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number	333-119701
333-119701

Refco Group Ltd., LLC
Refco Finance Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware Delaware	52-2169014 20-1400416
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One World Financial Center 200 Liberty Street, Tower A New York, New York	10281
(Address of Principal Executive Offices)	(Zip Code)

(212) 693-7000

(Registrants’ Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 14, 2005, Refco Finance Inc. had 1,000 shares of its common stock outstanding. Refco Group Ltd., LLC is a single member limited liability company, and its sole member is New Refco Group Ltd., LLC.

REFCO GROUP LTD., LLC
REFCO FINANCE INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

REFCO GROUP LTD., LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	May 31, 2005	February 28, 2005
	(unaudited)
	(in thousands)
Cash and cash equivalents	$405,029	$522,621
Cash and securities segregated under federal and other regulations:
Cash and cash equivalents	1,053,218	1,102,539
Securities purchased under agreements to resell	67,013	58,650
Securities purchased under agreements to resell	46,551,374	30,235,871
Deposits with clearing organizations and others	2,519,147	2,439,653
Receivables from securities borrowed	2,631,989	3,128,304
Receivables from broker-dealers and clearing organizations	10,770,348	1,996,331
Receivables from customers, net of $62,107 and $61,190 in reserves, respectively	1,807,446	2,081,968
Securities owned, at market or fair value	6,774,039	5,594,797
Memberships in exchanges (market value: May 31, 2005: $58,984, February 28, 2005: $60,566)	36,159	36,638
Goodwill	744,110	716,566
Identifiable intangible assets	595,931	578,702
Other assets	363,888	275,209
Total assets	$74,319,691	$48,767,849

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$144,913	$32,628
Securities sold under agreements to repurchase	43,333,241	28,625,903
Payable from securities loaned	2,458,147	3,028,933
Payable to broker-dealers and clearing organizations	8,444,520	741,122
Payable to customers	7,622,809	6,847,558
Securities sold, not yet purchased, at market or fair value	10,590,379	7,833,022
Accounts payable, accrued expenses and other liabilities	278,149	252,582
Long-term borrowings	1,236,000	1,238,000
Total liabilities	74,108,158	48,599,748
Commitments and contingent liabilities
Membership interests issued by subsidiary and minority interest	23,606	15,351
Member’s equity	187,927	152,750
Total liabilities and member’s equity	$74,319,691	$48,767,849

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Successor	Predecessor
	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004
	(unaudited)
	(in thousands)
Revenues
Commissions and brokerage	$244,213	$215,795
Interest	939,471	377,560
Principal transactions, net	114,764	61,200
Asset management and advisory fees	5,559	1,891
Other	8,029	978
Total revenues	1,312,036	657,424
Expenses
Commissions and order execution costs	207,920	142,706
Interest	923,830	344,254
Employee compensation and benefits	74,245	64,570
General, administrative and other	62,263	47,521
Total expenses	1,268,258	599,051
Income before provision for income taxes, income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations	43,778	58,373
Provision for income taxes	4,990	6,330
Income before income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations	38,788	52,043
Income from equity investees	14,182	6,597
Members’ interest in earnings of subsidiary and minority interest	10,383	926
Income from continuing operations	42,587	57,714
Discontinued operations:
Income from discontinued operations	—	3,437
Applicable income tax expense	—	1,881
Net income	$42,587	$59,270

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

	Members’ equity
	Common capital	Other Comprehensive Income	Total
		(unaudited)
		(in thousands)
Balance, February 29, 2004 (predecessor)	$595,398	$20,686	$616,084
Net income	59,270	—	59,270
Currency translation adjustment	—	(4,254)	(4,254)
Balance, May 31, 2004 (predecessor)	$654,668	$16,432	$671,100

Balance, February 28, 2005 (successor)	143,404	9,346	152,750
Net income	42,587	—	42,587
Issuance of Class B units to employees	559	—	559
Currency translation adjustment	—	(7,969)	(7,969)
Balance, May 31, 2005 (successor)	$186,550	$1,377	$187,927

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	May 31, 2005	May 31, 2004
	(unaudited)
	(in thousands)
Cash flows from operating activities
Net income	$42,587	$59,270
Income from discontinued operations	—	1,556
Net income from continuing operations	42,587	57,714
Noncash items included in net income
Depreciation and amortization	9,662	6,361
Stock compensation expense	559	—
Members’ interest in earnings of subsidiary and minority interest	10,383	926
(Increase) decrease in operating assets
Cash and securities segregated under federal and other regulations:
Cash and cash equivalents	49,321	(60,234)
Securities purchased under agreements to resell	(8,363)	13,230
Restricted cash	—	(500,000)
Securities purchased under agreements to resell	(16,315,503)	(15,980,574)
Deposits with clearing organizations and others	(79,494)	(87,606)
Receivables from securities borrowed	496,315	(1,037,181)
Receivables from broker-dealers and clearing organizations	(8,774,017)	(3,006,915)
Receivables from customers	274,522	(443,286)
Receivables from equity members	—	(13,777)
Securities owned, at market or fair value	(1,179,242)	(865,349)
Memberships in exchanges	479	(75)
Other assets	(126,013)	12,713
Increase (decrease) in operating liabilities
Short-term borrowings, including current portion of long-term borrowings	112,285	(20,890)
Securities sold under agreements to repurchase	14,707,338	17,857,323
Payable from securities loaned	(570,786)	809,225
Payable to broker-dealers and clearing organizations	7,703,398	1,797,426
Payable to customers	775,251	612,510
Securities sold, not yet purchased, at market or fair value	2,757,357	569,003
Accounts payable, accrued expenses and other liabilities	17,598	14,264
Net cash used in operating activities	(96,363)	(265,192)
Cash flows from investing activities
Acquisition of businesses, net of cash acquired	(17,101)	—
Net cash used in investing activities	(17,101)	—
Cash flows from financing activities
Repayment of long-term borrowings	(2,000)	—
Net withdrawals to membership interests issued by subsidiary	(2,128)	(4,876)
Net cash used in financing activities	(4,128)	(4,876)
Net cash provided by discontinued operations	—	151,315
Net decrease in cash and cash equivalents	(117,592)	(118,753)
Cash and cash equivalents, beginning of period	522,621	316,213
Cash and cash equivalents, end of period	$405,029	$197,460

The accompanying notes are an integral part of these financial statements.

REFCO GROUP LTD., LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—ORGANIZATION

Refco Group Ltd., LLC (the “Company”) is a limited liability company under the laws of the State of Delaware. Refco Finance Inc. is a Delaware corporation and a wholly owned subsidiary of the Company. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the “Group”), including Refco Finance Inc. The Group is a diversified financial services organization and is among the leading firms in the futures and options brokerage business. In addition to its futures and options activities, the Group provides fund management and administrative services and is also a substantial broker of cash market products, including government securities, foreign exchange and foreign exchange options, international equities and emerging markets debt. The Group’s worldwide headquarters in New York are complemented by a network of U.S. and international offices.

The Group’s principal operating subsidiaries comprise Refco Securities, LLC, a registered broker-dealer, Refco, LLC, a registered Futures Commission Merchant and Refco Capital Markets, Ltd., an offshore securities and foreign exchange broker.

Prior to the closing date of the Transactions on August 5, 2004, the Group was 90% owned by Refco Group Holdings, Inc. (“RGHI”), a Delaware corporation. The remaining 10% was owned by BAWAG Overseas, Inc., a third party financial institution.

The Transactions

On June 8, 2004, THL Refco Acquisition Partners entered into an equity purchase and merger agreement with the Company, RGHI and certain other parties, which was amended on July 9, 2004 (the “Purchase Agreement”). The Purchase Agreement provided for a series of transactions that resulted in New Refco Group Ltd., LLC (“New Refco”) becoming the Group’s parent and THL Refco Acquisition Partners and its affiliates and co-investors acquiring a 56.7% interest in New Refco, based on a valuation of New Refco of $2.3 billion, following the closing of the Transactions on August 5, 2004. THL Refco Acquisition Partners and its affiliates are affiliates of Thomas H. Lee Partners, L.P. Thomas H. Lee Partners, L.P. is a leading private equity firm focused on identifying and acquiring substantial ownership stakes in mid-to large-cap growth companies.

Concurrently with the consummation of the Transactions, the Group distributed $550.0 million in cash and other capital distributions and all the equity interests of Forstmann-Leff International Associates, LLC, which upon consummation of the Transactions owned substantially all the assets of the Company’s Asset Management business (the “Asset Management Distribution”), to RGHI, an entity wholly owned by Phillip Bennett upon consummation of the Transactions. This distribution did not include the retained assets from the Group’s Asset Management Business, Refco Alternative Investments, which have been retained and became part of the Group’s Derivatives Brokerage & Clearing business.

The following unaudited pro forma consolidated summary of operations presents information of the Company as if the Transactions had occurred on March 1, 2004.

Three Months Ended
May 31, 2004
(unaudited)
(in thousands)
Total revenue	$657,424
Net income	37,762

These pro forma results are for illustrative purposes. They do not purport to be indicative of the results of operations that actually would have resulted had the Transactions occurred as of March 1, 2004, or the future results of operations of the Company.

For purposes of identification and description, Refco Group Ltd., LLC and its subsidiaries are referred to as the “Predecessor” for the period prior to the Transactions, the “Successor” for the period subsequent to the Transactions and the “Group” for both periods.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The consolidated financial statements include the accounts of the Company and each of its subsidiaries, most of which are wholly owned. Refco Securities, LLC, a subsidiary of the Company, issues non-voting membership interests in the normal course of business. All material intercompany transactions and balances have been eliminated in consolidation.

20% to 50% owned companies are accounted for using the equity method and included in “Other Assets.”

The Group consolidates entities deemed to be variable interest entities (“VIEs”) when the Group is determined to be the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 Revised (December 2003), Consolidation of Variable Entities (“Interpretation 46 R”).

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year. These consolidated financial statements should be read in conjunction with the Group’s fiscal year-end consolidated financial statements.

Recently issued accounting pronouncement

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 beginning in fiscal year 2007. Management believes that the adoption of the provisions of SFAS No. 154 will not have a material impact on the Company’s current consolidated financial statements.

NOTE C—NET CAPITAL REQUIREMENT

The Company’s subsidiary Refco Securities, LLC is subject to the uniform net capital requirements of the Securities and Exchange Commission (“SEC”) under Rule 15c3-1 (the “Rule”), which requires the maintenance of minimum net capital. Refco Securities, LLC computes its net capital requirements under the alternative method provided for in the Rule, which requires that Refco Securities, LLC maintain net capital equal to the greater of $250,000 or 2% of aggregate customer related debit items, as defined in SEC Rule 15c3-3. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. As of May 31, 2005, Refco Securities, LLC had net capital of $62.2 million, which was 11.1% of aggregate debit balances and $49.6 million in excess of required net capital.

The Company’s subsidiary Refco, LLC is subject to the Commodity Futures Trading Commission’s (“CFTC”) minimum financial requirements, which require that the subsidiary maintain net capital, as defined. The requirement is equal to the greater of 4% of customer funds required to be segregated/secured pursuant to the Commodity Exchange Act less the market value of certain commodity options, all as defined, or the sum of 8% of the customer risk maintenance margin requirement plus 4% of the non-customer risk maintenance margin requirement. The net capital rule also provides that Refco, LLC must maintain adjusted net capital in excess of an early warning level equal to 110% of its net capital requirement. Additionally, the subsidiary is subject to certain restrictions in reductions in capital, as defined. As of May 31, 2005, Refco, LLC had net capital of $354.5 million, which was $167.7 million in excess of required net capital.

NOTE D – PRINCIPAL TRANSACTIONS, NET

The Group, as a broker of derivatives products, enters into contractual commitments, as principal, involving forward settlement. The Group generally enters into offsetting contracts to achieve economic hedges, which result in a profit spread for the Group. Both the contractual commitment and the offsetting contract are recorded at fair value. The Group does not apply hedge accounting as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and all offsetting contracts are marked to market and included in the Consolidated Statements of Income. Both realized and unrealized gains and losses are recognized and recorded in the consolidated statements of income under “Principal transactions, net” as follows:

	Three Months Ended May 31, 2005			Three Months Ended May 31, 2004
	Net			Net
	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)	Realized Gains (Losses)	Unrealized Gains (Losses)	Total Gains (Losses)
	(unaudited)
	(in thousands)
Foreign currency forwards	$24,615	$17,240	$41,855	$2,643	$3,399	$6,042
Futures	(12,349)	29,640	17,291	16,145	19,230	35,375
Options	7,312	(4,044)	3,268	4,107	2,591	6,698
Treasury notes	72,585	(20,130)	52,455	19,023	(5,903)	13,120
Bonds	4,484	(10,210)	(5,726)	1,932	(2,398)	(466)
Other	(29)	5,650	5,621	745	(314)	431
Total	$96,618	$18,146	$114,764	$44,595	$16,605	$61,200

The following table shows the gross notional or contractual amounts of derivatives held by the Group.

	As of May 31, 2005		As of February 28, 2005
	Notional	Fair Value	Notional	Fair Value
	(unaudited)
	(in thousands)
Forward currency contracts	$110,108,090	$6,999	$79,683,493	$(5,382)
Swap contracts	45,258	(705)	30,056	(3,199)
Option contracts sold or written	13,406,921	(273,016)	19,125,420	(352,428)
Option contracts purchased	10,743,001	278,363	14,478,439	370,410
Exchange-traded futures	15,541,937	22,473	14,246,658	(1,873)
Total	$149,845,207	$34,114	$127,564,066	$7,528

NOTE E – COMMITMENTS AND CONTINGENCIES

Commitments

The Group occupies offices in various locations under operating leases expiring through 2014. Future minimum rental payments required under significant leases for premises, excluding any escalation adjustments, are as follows (in thousands):

Fiscal period
Nine months ended 2006	$8,793
2007	11,631
2008	12,073
2009	8,051
2010	7,578
Thereafter	19,674
$67,800

The Group’s rent expense for the three months ended May 31, 2005 and 2004 was $3.3 million and $2.5 million, respectively.

The Company has commitments to enter into certain forward and reverse-forward repurchase agreements of $51.3 billion and $49.0 billion as of May 31, 2005 and February 28, 2005, respectively.

Purchase Commitments

On June 10, 2003, the Group acquired 50% of the shares of the Friedberg Mercantile Group (“FMG”), a registered broker/investment dealer. The Group has a commitment to purchase the remaining 50% of FMG’s shares at June 10, 2008 for a maximum price of $17.5 million.

Lines of Credit

The Company’s subsidiary Refco Capital, LLC has a $20.0 million credit facility, pursuant to which Refco Capital, LLC provides financing to fund the margin requirements of certain commercial customers who maintain futures trading accounts with us. Advances under this facility are secured by Refco Capital, LLC’s security interest in the customer’s rights to payments arising from these accounts. As of May 31, 2005, the Company has no outstanding debt under this facility.

Refco Securities, LLC has two lines of credit with Euroclear Bank S.A./N.V. in the aggregate amount of $550.0 million for the purpose of settling intra-day transactions and, if necessary, financing positions overnight. As of May 31, 2005, no amounts were outstanding under these facilities.

The Company’s subsidiaries Refco Singapore Pte. Ltd. and Refco Investment Services Pte Ltd. (Singapore) have facilities to assist with working capital requirements. The aggregate amount available under these facilities is approximately $29.0 million. The Company has guaranteed its subsidiaries’ obligations under these facilities. As of May 31, 2005, the Company had no outstanding debt under these facilities.

In addition, several of the Company’s subsidiaries have facilities with various financial institutions to, among other things, provide credit support to some of the Company’s customers, satisfy minimum exchange and clearing house collateral requirements and provide stock financing in exchange-approved warehouses. The total availability under these facilities is approximately $496.2 million. The Company has guaranteed all of its subsidiaries’ obligations under these facilities, with the exception of one $10.0 million facility. As of May 31, 2005, letters of credit in the aggregate amount of approximately $1.1 million were outstanding under these facilities.

Contingencies

In the ordinary course of business, the Group has been named as a party to both litigation and administrative proceedings, certain of which are described below.

On March 1, 2005, Trading Technologies International, Inc. (“Trading Technologies”) filed an action against the Company, Refco, LLC and Refco EasySolutions, LLC (collectively, the “Refco parties”) in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging that the Refco parties infringed upon certain patents owned by Trading Technologies relating to electronic trading software. In its complaint, Trading Technologies demanded a preliminary and permanent injunction against the Refco parties, as well as unspecified damages and costs. The Refco parties filed certain counterclaims for breach of contract and attempted monopolization and an affirmative defense of patent misuse. On May 20, 2005, Trading Technologies filed a motion to dismiss these counterclaims and affirmative defense. Trading Technologies has also announced that it has postponed its planned termination of certain licensing agreements with the Refco parties until at least July 15, 2005.

Certain of the Group’s subsidiaries have been named in a legal proceeding in which the plaintiffs, two hedge funds and their investment managers, alleged that the subsidiaries breached a customer agreement governing the plaintiffs’ margin account when they required the plaintiffs to increase the value of collateral securing a margin loan from 60% to 100% in September 1998.

On September 15, 2003, the Supreme Court of the State of New York granted the Group’s motion for summary judgment on six of the seven claims and dismissed those claims with prejudice. By Order dated March 16, 2004, the appellate court (Appellate Division, First Department) affirmed the trial court’s decision. On May 11, 2004, the trial court granted the Group’s motion to bifurcate the trial of liability from any trial on damages. The remaining claim of liability was tried before a jury in June 2004.

On June 17, 2004, the jury returned a verdict in favor of the plaintiffs’ claim as to the Group’s liability. The Group moved the trial court (a) for judgment in favor of the Group as a matter of law, (b) to set aside the verdict and (c)(i) to direct entry of judgment for the Group as a matter of law, or (ii) in the alternative, to order a new trial on plaintiffs’ second cause of action. By memorandum decision and order dated March 3, 2005, the trial court granted the Group’s post-trial motion to set aside the jury verdict as against the weight of the evidence and ordered a new trial. Tradewinds has filed a notice of appeal of the order and the Group has filed a notice of cross appeal. The court scheduled a pre-trial conference for August 12, 2005. If the parties’ appeals have not been perfected by that date, the court will set a date for a new trial.

After consultation with legal counsel, management believes that it is not probable that a material loss will result from the final verdict. The Group raised its margin requirements to 100% and/or terminated plaintiffs’ financing on specific bonds and issued resulting margin calls to plaintiffs, who defaulted. The Appellate Division, First Department previously ruled that the Group had the contractual right to terminate margin loans to plaintiffs and thus did not breach any express provision of the customer agreements. The Group believes the sole issue remaining for the jury to determine was whether the Group breached the implied covenant of good faith and fair dealing when it exercised its contractual rights. The Group does not believe it breached the implied covenant when it exercised its contractual rights. Upon retrial, the Group believes the plaintiff will not be able to sustain its burden. Accordingly, the Group has not recorded an accrual for any losses that might arise from the final verdict.

In 2001, the Division of Enforcement of the SEC commenced an informal investigation into short sales of the stock of Sedona Corporation (“Sedona”). The SEC requested that the Group produce documents relating to any of its accounts that traded in the stock of Sedona. In June 2001, the SEC issued a formal order of investigation into short sales of Sedona stock, as well as other transactions. In 2002 and 2003, the Group received subpoenas from the SEC and a request for a written statement. Generally, the subpoenas and the request required the production of documents, tapes and information regarding two of the Group’s former brokers who handled the account of Amro International, S.A. (“Amro”), one of the Group’s former customers that engaged through its account with the Group in short sales of Sedona stock and whose financial advisor settled SEC charges with respect to such short sales in February 2003; the Group’s relationship with Amro and its two principals; other securities traded by Amro; and the Group’s record keeping, supervisory and short sale policies and restrictions.

On May 16, 2005, the Group announced that its subsidiary, Refco Securities, LLC (“Refco Securities”), had received a “Wells Notice” from the SEC arising out of the investigation.  The Wells Notice stated that the SEC staff intends to recommend that a civil enforcement action be brought against Refco Securities, alleging violations of Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 17(a) of the Exchange Act of 1934, as amended, and Rules 10b-5, 17a-3 and 17a-4 thereunder, Section 220.8 of Regulation T, Conduct Rule 3370 of the National Association of Securities Dealers, Inc., aiding and abetting violations of Section 15(a) of the Exchange Act of 1934, as amended, and failure to comply with a prior SEC cease and desist order and the Section 21(a) order from the SEC.  The Group is in active discussions with the SEC to resolve the matters raised in the investigation and believes that it is near a resolution on all material issues.  This settlement likely will involve an injunction against future violations of certain provisions, including anti-fraud provisions, of the federal securities laws, an order to comply with the prior cease and desist order and the Section 21(a) order, an administrative censure, payment of a substantial civil penalty and retention of an independent consultant to review and make recommendations with respect to various business practices and procedures.  The Group has recorded a reserve of $5 million for this potential settlement.

Santo C. Maggio, the President and Chief Executive Officer of Refco Securities, also has been in negotiations with the SEC staff, and likewise is near a resolution of certain supervisory matters raised in the investigation.  Mr. Maggio, as part of such resolution, is prepared to accept the entry of an administrative order suspending him for a year from any supervisory duties.  While complying with the restrictions of such supervisory suspension, Mr. Maggio would continue to work for the Group and Refco Securities in his current capacities.

Although the Group is working to finalize the terms of these settlements in a formal offer of settlement, the Group believes that the settlements as described above are highly likely and that the SEC staff would recommend such settlements to the SEC Commissioners, whose approval is required. There is no assurance that the Group will reach such settlements on these terms or, even if it does, that the SEC Commissioners will approve such settlements.  The terms of any final settlements approved by the SEC Commissioners, or any resolution of these matters if the Group or Mr. Maggio is unable to reach a settlement with the SEC, may be materially less favorable than the settlements described above.

In July 2005, the Company responded to statements by French lawyer Frederik-Karel Conoy on behalf of his client, Gerard Sillam, that the Company has not received any documents to corroborate the claim that Mr. Sillam has filed a criminal complaint in Paris against the Company, Thomas H. Lee Partners, L.P. and individuals. Since 2002, Mr. Sillam has instituted numerous commercial and criminal actions against Refco entities under the French legal system, which permits private individuals to initiate criminal proceedings.  The Company has cooperated with the criminal inquiries, none of which has resulted in any action against any Refco entity or individual.  The Company is vigorously defending these actions and believes that Mr. Sillam’s claim is without merit.  In 2004, Mr. Sillam filed a commercial claim in New York State Supreme Court but then requested and was granted dismissal of the case after the Company removed it to federal court.  To the Company’s knowledge, no action by Mr. Sillam against any Refco entity is pending in the United States.

In the opinion of management and where appropriate, in consultation with outside counsel, the resolution of these and other matters will not have a material adverse effect on the consolidated financial condition and results of operations of the Group in future periods.

NOTE F—SHORT-TERM BORROWINGS AND LONG-TERM BORROWINGS

Short-term borrowings

The Group obtains short-term borrowings through bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Bank loans are generally from major money center banks and are primarily payable on demand. Interest is paid at prevailing short-term market rates. The Group enters into loan agreements with banks, which may be collateralized by letters of credit or other forms of collateral. Generally, the amounts pledged represent the underlying collateral for the Group’s receivables from customers.

Short-term borrowings at May 31, 2005 and February 28, 2005 are set forth below:

	May 31, 2005	February 28, 2005
	(unaudited)
	(in thousands)
Bank loans	$136,913	$24,628
Current portion of long-term borrowings	8,000	8,000
Total	$144,913	$32,628

The weighted average interest rate on outstanding bank loans, which includes short-term funding and overdrafts, was 4.55% and 3.78% at May 31, 2005 and February 28, 2005, respectively.

Interest rates paid on short-term borrowings, excluding the current portion of long-term borrowings, ranged from 1.55% to 25.15% and 1.89% to 7.4%  for the three months period ended May 31, 2005 and for the year ended February 28, 2005, respectively.

Long-term borrowings

Long-term borrowings of $1,244.0 million and $1,246.0 million at May 31, 2005 and February 28, 2005, respectively, consist of the following loans:

	May 31, 2005	February 28, 2005
	(unaudited)
	(in thousands)

New Senior Credit Facility:
Secured Term Loan	$644,000	$646,000
Secured Revolving Loan	—	—
9% Senior Subordinated Notes, due August 1, 2012	600,000	600,000
	1,244,000	1,246,000
Less: Portion included within short-term borrowings	8,000	8,000
Total Long-term borrowings	$1,236,000	$1,238,000

In connection with the Transactions on August 5, 2004, the Company entered into a new Senior Credit Facility (the “New Senior Credit Facility”) and issued 9% Senior Subordinated Notes, a portion the proceeds from which was used to repay the outstanding amounts under the old senior notes and the old subordinated loan from a member.

The New Senior Credit Facility provides for a $75.0 million revolving credit facility in revolving credit loans and letters of credit. The revolving credit facility matures on August 5, 2010. The New Senior Credit Facility also provides for an $800.0 million secured term loan facility, which was fully drawn immediately after the closing of the Transactions. The secured term loan facility matures on August 5, 2011. In January 2005, the Company voluntarily prepaid $150.0 million of borrowings under the secured term loan facility, and available borrowings thereunder were reduced to $648.0 million. On March 15, 2005, the Company refinanced and replaced the secured term loan facility with a new secured term loan facility providing for borrowings of up to an aggregate principal amount of $648.0 million.

None of the revolving credit facility has been drawn as of May 31, 2005. This facility will meet the Group’s future needs for working capital and general corporate purposes.

The New Senior Credit Facility bears interest, at the Group’s option, at either the Eurodollar Rate or the Base Rate (both as defined), plus an applicable interest rate margin. The applicable margin under the revolving credit facility is determined based upon the Leverage Ratio (as defined), as set forth in the following table:

Pricing		Applicable Rate
Level	Leverage Ratio	Euro Dollar Rate	Base Rate

1	>5.00:1	2.75%	1.75%
2	>4.50:1 but <5.00:1	2.50%	1.50%
3	>4.00:1 but <4.50:1	2.00%	1.00%
4	<4.00:1	1.75%	0.75%

The applicable margin for the Eurodollar Rate loans and Base Rate loans under the term loan facility is determined based upon the Debt Rating (as defined), as set forth in the following table:

Pricing		Applicable Rate
Level	Criteria	Euro Dollar Rate	Base Rate

1	rated at least BB- by S&P and Ba3 by Moody’s	1.75%	0.75%
2	rated at lease BB- by S&P and B1 by Moody’s and Level 1 does not apply	2.00%	1.00%
3	if neither Level 1 nor Level 2 applies	2.25%	1.25%

The weighted average interest rates per annum in effect as of May 31, 2005 for the secured term loan facility was 5.03%. The interest rate payable under the New Senior Credit Facility will increase by 2.00% per annum during the continuance of any payment or bankruptcy event of default.

The New Senior Credit Facility is also secured by, among other things:

•                  a first priority security interest in substantially all of the assets of New Refco and the Company’s non-regulated restricted domestic subsidiaries (other than Refco Finance Inc.), including without limitation, all receivables, contracts, contract rights, equipment, intellectual property, inventory and all other tangible and intangible assets, subject to certain customary exceptions;

•                  a pledge of (i) all of present and future capital stock of each of the Company and New Refco, each guarantor’s direct domestic subsidiaries, including regulated domestic subsidiaries held directly by the Company or any guarantor and (ii) 65% of the voting stock of each of the Company and each guarantor’s direct foreign subsidiaries; and

•                  all proceeds and products of the property and assets described above.

In addition, the New Senior Credit Facility is guaranteed by New Refco and the Company’s non-regulated restricted domestic subsidiaries.

On August 5, 2004, the Company completed a financing, which consisted of the sale of $600.0 million of 9% Senior Subordinated Notes due 2012 (the “New Notes”) pursuant to a private offering. The New Notes bear interest at the rate of 9% per annum, which is payable semi-annually in cash in arrears on February 1 and August 1. The New Notes mature on August 1, 2012. The payment of the principal of, premium, if any, and interest on the New Notes and the payment of any Subsidiary Guaranty will be subordinate in right of payment to the prior payment in full of all Senior Indebtedness of the Issuers or the relevant Subsidiary Guarantor, as the case may be. The Company has issued 9% Senior Subordinated Notes due 2012 (the “Notes”) in exchange for all New Notes, pursuant to an exchange offer whereby holders of the New Notes received Notes that have been registered under the Securities Act of 1933, as amended, having terms substantially identical in all material aspects to the New Notes, except that the Notes do not contain terms with respect to transfer restrictions.

At any time prior to August 1, 2007, the Company may redeem up to 35% of the aggregate principal amount of the Notes at a price of 109.000% in connection with a Designated Offering, as defined. With the exception of a Designated Offering, the Notes are redeemable at the option of the Company beginning August 1, 2008 at prices decreasing from 104.500% of the principal amount thereof to par on August 1, 2010 and thereafter. Prior to August 1, 2008, the Company has the option to redeem all, but not less than all, of the Notes at a redemption price equal to 100% of the principal amount of the Notes, plus an Applicable Premium, as defined, plus accrued and unpaid interest to the redemption date. The Company is not required to make mandatory redemption or sinking fund payments with respect to the Notes.

The indenture for the Notes requires the Company and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends; and limitations on the incurrence of indebtedness, certain payments and distributions and sales of the Company’s assets and stock. The Company was in compliance with all contractual debt commitments as of May 31, 2005 and February 28, 2005, respectively.

The Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by all of the Company’s active domestic non-regulated subsidiaries. The Condensed Consolidating Financial Information in Note K provides additional guarantor/non-guarantor information.

The table below sets out the maturities of the Group’s long-term borrowings (in thousands):

Fiscal year ended:	2005

2006	$6,000
2007	8,000
2008	8,000
2009	8,000
2010	8,000
2011 and thereafter	1,206,000
$1,244,000

The Group’s interest expense from long-term borrowings for each of the three months ended May 31, 2005 and 2004 was $21.7 million and $7.0 million, respectively.

NOTE G – VARIABLE INTEREST ENTITIES

An entity is subject to Interpretation 46 R and is called a VIE if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. In addition to the VIEs that are consolidated in accordance with Interpretation 46 R, the Group has significant variable interests in certain other VIEs that are not consolidated because the Company is not the primary beneficiary. As of May 31, 2005, the Group held variable interests in certain VIEs with respect to which the Group is deemed not to be the primary beneficiary. Those VIEs include several managed futures funds with aggregate net asset value of approximately $511.6 million managed by several of the Company’s subsidiaries since April 1, 2003. Several of the Company’s subsidiaries earn fixed investment management fees and, in certain cases, incentive fees and other fees from these managed funds. As of May 31, 2005, the Group’s maximum exposure to loss from the funds managed by these subsidiaries is not material.

NOTE H – ACQUISITIONS

In April 2005, the Group acquired the customer accounts and related business operations of The League Corp. for approximately $11.2 million with an additional contingent payment based on performance to be made after the one year period ended January 31, 2006. This acquisition was accounted for as a purchase in conformity with SFAS No. 141, Business Combinations. The Company has assigned $6.7 million to customer relationships and $1.1 million to non-compete agreements based on a preliminary valuation analysis by an independent valuation firm. The customer relationships are amortized on an accelerated basis over a weighted-average economic useful life of nine years, and the non-compete agreements are amortized on a straight line basis over five years.

In May 2005, Refco Trading Services (UK) Ltd., a wholly owned subsidiary of the Company, purchased 86.2% of the outstanding ordinary share capital of EasyScreen plc (“EasyScreen”) for £15.525 per share, or £12.8 million, which valued the entire share capital of EasyScreen at £14.8 million.  EasyScreen is a software development company that designs and markets innovative software for trading on electronic markets.  As of May 31, 2005, the Company owned 95.3% of EasyScreen. This acquisition was accounted for as a purchase in conformity with SFAS No. 141. Based on an initial estimate to be followed by a valuation from an independent firm, the Company has assigned $15.0 million to technology, which is being amortized on a straight-line basis over an economic useful life of seven years.

NOTE I – SEGMENT REPORTING

Operating segments are defined as components of an enterprise for which separate financial information is regularly available and evaluated by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Group has reported the results of operations related to Forstmann-Leff International Associates, LLC as discontinued operations. Forstmann-Leff International Associates, LLC was previously disclosed within the Asset Management segment. The Group’s remaining operations include two operating segments: (1) Derivatives Brokerage & Clearing; and (2) Prime Brokerage/Capital Markets. The Derivatives Brokerage & Clearing business operations consist of execution and clearing services for global exchange-traded derivatives in electronic and open outcry markets. Prime Brokerage/Capital Markets is focused on offering a variety of securities products consisting of fixed income, equities, foreign exchange and prime brokerage. The retained assets from the Asset Management segment, Refco Alternative Investments, have become part of our Derivatives Brokerage & Clearing segment. Segment data has been reclassified to reflect the current segment structure.

For financial reporting purposes, and to reconcile to the amounts reported in the consolidated financial statements, we have established a Corporate & Other non-operating segment. Corporate administration costs are not allocated to the respective segments and are included in Corporate & Other. Eliminations consist of intersegment interest income and interest expense derived in the Group’s normal course of business from intercompany funding.

	Derivatives Brokerage & Clearing	Prime Brokerage / Capital Markets	Corporate & Other	Eliminations	Total
	(in thousands)
Three Months Ended May 31, 2005 (unaudited)
Interest revenue	$76,383	$1,002,355	$3,771	$(143,038)	$939,471
Total revenues	336,566	1,123,811	5,506	(153,847)	1,312,036
Interest expense	50,464	973,328	43,076	(143,038)	923,830
Depreciation and amortization	3,096	3,782	2,784	—	9,662
Income before provision for income taxes, income from equity investees, member’s interest in earnings of subsidiary and minority interest	35,539	50,080	(41,841)	—	43,778

As of May 31, 2005 (unaudited)
Total assets	9,866,659	79,581,861	774,774	(15,903,603)	74,319,691

Three Months Ended May 31, 2004 (unaudited)
Interest revenue	$37,438	$381,034	$6,624	$(47,536)	$377,560
Total revenues	263,839	440,653	7,032	(54,100)	657,424
Interest expense	20,135	356,872	15,510	(48,263)	344,254
Depreciation and amortization	3,182	558	2,621	—	6,361
Income before provision for income taxes, income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations	40,865	31,568	(14,060)	—	58,373

As of February 28, 2005
Total assets	9,303,522	50,629,868	719,168	(11,884,709)	48,767,849

Geographic Information

The Group conducts business in three countries that individually comprise greater than 10% of revenues and long-lived assets within the last three years. The following information provides a reasonable representation of each region’s contribution to the consolidated amounts:

	Three Months Ended May 31, 2005	Three Months Ended May 31, 2004
	(unaudited)
	(in thousands)
Total revenues:
United States	$1,056,306	$502,952
Bermuda	115,112	52,262
United Kingdom	79,386	66,361
Other	61,232	35,849
Total	$1,312,036	$657,424

	As of May 31, 2005	As of February 28, 2005
	(unaudited)
	(in thousands)
Long-lived assets:
United States	$32,041	$32,417
Bermuda	1,302	1,318
United Kingdom	5,965	4,979
Other	8,957	5,157
Total	$48,265	$43,871

NOTE J – SUBSEQUENT EVENTS

In April 2005, the Board of Directors of Refco Inc., a newly-formed Delaware corporation, approved the filing with the SEC of a registration statement on Form S-1 in connection with the proposed initial public offering (the “Offering”) of its common stock. Immediately prior to consummation of the Offering, the New Refco’s existing members will contribute all of their Class A and Class B units in New Refco to Refco Inc. in exchange for shares of common stock of Refco Inc. As a result, Refco Inc. will own all of the outstanding membership interests in New Refco. There can be no assurance that the Offering will be consummated.

Refco Inc. is a Delaware “C” corporation, and as such is subject to federal and state income taxes. Deferred tax assets and liabilities will be recognized for the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities will be measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A deferred tax asset valuation allowance will be recorded if it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized.

In June 2005, the Group entered into a definitive agreement to acquire the global brokerage operations of Cargill Investor Services for $208.0 million in cash and a future contingent cash payment of between $67.0 million and $192.0 million, based on the performance of the acquired operations.

NOTE K – CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information sets forth the Group condensed financial statements as of May 31, 2005 and February 28, 2005 and for each of the three months ended May 31, 2005 and 2004 on a consolidated basis and with respect to the Company (which we refer to below as “Parent”) the Subsidiary Guarantors under the indenture governing the New Notes and the non-Guarantor Subsidiaries.

Condensed consolidating balance sheet

	May 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(unaudited)
	(in thousands)
Cash and cash equivalents	$—	$37,714	$367,315	$—	$405,029
Cash and securities segregated under federal and other regulations
Cash and cash equivalents	—	—	1,053,218	—	1,053,218
Securities purchased under agreements to resell	—	—	67,013	—	67,013
Securities purchased under agreements to resell	—	—	53,805,462	(7,254,088)	46,551,374
Deposits with clearing organizations and others	—	8,380	3,579,657	(1,068,890)	2,519,147
Receivables from securities borrowed	—	—	2,844,780	(212,791)	2,631,989
Receivables from broker-dealers, clearing organizations and customers, net of reserves	171,686	3,911,509	14,994,063	(6,499,464)	12,577,794
Securities owned, at market value or fair value	—	246	7,285,765	(511,972)	6,774,039
Investment in and advances to subsidiaries	2,555,130	954,244	—	(3,509,374)	—
Goodwill, identifiable intangible assets and other assets	95,868	487,407	1,404,952	(248,139)	1,740,088
Total assets	$2,822,684	$5,399,500	$85,402,225	$(19,304,718)	$74,319,691

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$8,000	$—	$136,913	$—	$144,913
Securities sold under agreements to repurchase	—	—	50,653,338	(7,320,097)	43,333,241
Payable from securities loaned	—	—	2,534,496	(76,349)	2,458,147
Payable to broker-dealers and clearing organizations	—	4,806	8,517,177	(77,463)	8,444,520
Payable to customers	1,322,444	4,325,821	9,845,731	(7,871,187)	7,622,809
Securities sold, not yet purchased, at market value or fair value	—	255	10,590,124	—	10,590,379
Accounts payable, accrued expenses and other liabilities	68,313	92,167	211,744	(94,075)	278,149

Long-term borrowings	1,236,000	—	—	—	1,236,000
Subordinated debt	—	—	112,688	(112,688)	—

Total liabilities	2,634,757	4,423,049	82,602,211	(15,551,859)	74,108,158

Membership interests issued by subsidiary and minority interest	—	2,609	20,997	—	23,606
Member’s equity	187,927	973,842	2,779,017	(3,752,859)	187,927
Total liabilities and member’s equity	$2,822,684	$5,399,500	$85,402,225	$(19,304,718)	$74,319,691

Condensed consolidating balance sheet

	February 28, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(in thousands)

Cash and cash equivalents	$—	$29,429	$493,192	$—	$522,621
Cash and securities segregated under federal and other regulations
Cash and cash equivalents	—	—	1,102,539	—	1,102,539

Securities purchased under agreements to resell	—	—	58,650	—	58,650
Securities purchased under agreements to resell	—	—	34,548,479	(4,312,608)	30,235,871
Deposits with clearing organizations and others	—	6,348	3,409,003	(975,698)	2,439,653
Receivables from securities borrowed	—	—	3,128,304	—	3,128,304
Receivables from broker-dealers, clearing organizations and customers, net of reserves	125,796	3,298,520	6,508,245	(5,854,262)	4,078,299
Securities owned, at market value or fair value	—	341	5,990,649	(396,193)	5,594,797
Investment in and advances to subsidiaries	2,472,182	907,702	—	(3,379,884)	—
Goodwill, identifiable intangible assets and other assets	95,352	365,745	1,394,157	(248,139)	1,607,115
Total assets	$2,693,330	$4,608,085	$56,633,218	$(15,166,784)	$48,767,849

Liabilities
Short-term borrowings, including current portion of long-term borrowings	$8,000	$—	$24,628	$—	$32,628

Securities sold under agreements to repurchase	—	—	33,001,115	(4,375,212)	28,625,903
Payable from securities loaned	—	—	3,028,933	—	3,028,933
Payable to broker-dealers and clearing organizations	—	6,093	1,122,507	(387,478)	741,122
Payable to customers	1,237,776	3,601,764	8,603,429	(6,595,411)	6,847,558
Securities sold, not yet purchased, at market value or fair value	—	351	7,832,671	—	7,833,022
Accounts payable, accrued expenses and other liabilities	56,804	71,693	195,976	(71,891)	252,582
Long-term borrowings	1,238,000	—	—	—	1,238,000
Subordinated debt	—	—	113,264	(113,264)	—
Total liabilities	2,540,580	3,679,901	53,922,523	(11,543,256)	48,599,748
Membership interests issued by subsidiary and minority interest	—	—	15,351	—	15,351
Member’s equity	152,750	928,184	2,695,344	(3,623,528)	152,750
Total liabilities and member’s equity	$2,693,330	$4,608,085	$56,633,218	$(15,166,784)	$48,767,849

Condensed consolidating statement of income

	Three Months Ended May 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(unaudited)
	(in thousands)
Revenues
Commissions and brokerage	$—	$1,112	$252,109	$(9,008)	$244,213
Interest	1,962	49,582	1,030,965	(143,038)	939,471
Principal transactions, net	—	30,100	84,664	—	114,764
Asset management and advisory fees	—	—	5,559	—	5,559
Other	1,725	2,706	5,399	(1,801)	8,029
Total revenues	3,687	83,500	1,378,696	(153,847)	1,312,036

Expenses
Commissions and order execution costs	—	21,941	194,987	(9,008)	207,920
Interest	36,821	53,342	976,705	(143,038)	923,830
Employee compensation and benefits	2,516	5,557	66,172	—	74,245
General, administrative and other	1,699	1,660	60,705	(1,801)	62,263
Total expenses	41,036	82,500	1,298,569	(153,847)	1,268,258
Equity in net income of subsidiaries	80,541	43,373	—	(123,914)	—

Income before provision for income taxes, income from equity investees, member’s interest in earnings of subsidiary and minority interest	43,192	44,373	80,127	(123,914)	43,778
Provision for income taxes	605	—	4,385	—	4,990
Income before income from equity investees, member’s interest in earnings of subsidiary and minority interest	42,587	44,373	75,742	(123,914)	38,788
Income from equity investees	—	13,442	740	—	14,182
Member’s interest in earnings of subsidiary and minority interest	—	—	10,383	—	10,383
Net income	$42,587	$57,815	$66,099	$(123,914)	$42,587

Condensed consolidating statement of income

	Three Months Ended May 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(unaudited)
	(in thousands)
Revenues
Commissions and brokerage	$—	$1,893	$219,732	$(5,830)	$215,795
Interest	5,919	22,932	396,245	(47,536)	377,560
Principal transactions, net	—	12,970	48,230	—	61,200
Asset management and advisory fees	—	1,702	189	—	1,891
Other	369	1,334	9	(734)	978
Total revenues	6,288	40,831	664,405	(54,100)	657,424
Expenses
Commissions and order execution costs	—	4,978	142,831	(5,103)	142,706
Interest	12,273	28,924	351,320	(48,263)	344,254
Employee compensation and benefits	1,025	4,925	58,620	—	64,570
General, administrative and other	4,536	7,456	36,263	(734)	47,521
Total expenses	17,834	46,283	589,034	(54,100)	599,051
Equity in net income of subsidiaries	70,816	70,146	—	(140,962)	—
Income before provision for income taxes, income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations	59,270	64,694	75,371	(140,962)	58,373
Provision for income taxes	—	—	6,330	—	6,330
Income before income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations	59,270	64,694	69,041	(140,962)	52,043
Income from equity investees	—	6,209	388	—	6,597
Members’ interest in earnings of subsidiary and minority interest	—	—	926	—	926
Income from continuing operations	59,270	70,903	68,503	(140,962)	57,714
Discontinued operations:
Income from discontinued operations	—	—	3,437	—	3,437
Applicable income tax expense	—	—	1,881	—	1,881
Net income	$59,270	$70,903	$70,059	$(140,962)	$59,270

Condensed consolidating statement of cash flows

	Three Months Ended May 31, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(unaudited)
	(in thousands)
Net cash generated from (used in) operating activities	$2,000	$8,285	$(106,648)	$—	$(96,363)
Cash flows from investing activities Acquisition of businesses, net of cash acquired	—	—	(17,101)	—	(17,101)
Net cash used in investing activities	—	—	(17,101)	—	(17,101)
Cash flows from financing activities Repayment of long-term borrowings	(2,000)	—	—	—	(2,000)
Withdrawals of interests by members of subsidiary	—	—	(2,128)	—	(2,128)
Net cash used in financing activities	(2,000)	—	(2,128)	—	(4,128)
Net increase (decrease) in cash and cash equivalents	—	8,285	(125,877)	—	(117,592)
Cash and cash equivalents, beginning of period	—	29,429	493,192	—	522,621
Cash and cash equivalents, end of period	$—	$37,714	$367,315	$—	$405,029

	Three Months Ended May 31, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Consolidation Totals
	(unaudited)
	(in thousands)
Net cash generated from (used in) operating activities	$—	$14,715	$(279,907)	$—	$(265,192)
Cash flows from financing activities Withdrawals of interests by members of subsidiary	—	—	(4,876)	—	(4,876)
Net cash used in financing activities	—	—	(4,876)	—	(4,876)
Net cash generated from discontinued operations	—	—	151,315	—	151,315
Net increase (decrease) in cash and cash equivalents	—	14,715	(133,468)	—	(118,753)
Cash and cash equivalents, beginning of period	—	4,477	311,736	—	316,213
Cash and cash equivalents, end of period	$—	$19,192	$178,268	$—	$197,460

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited consolidated financial statements and the related notes thereto as of February 28, 2005 and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2005 Annual Report on Form 10-K, and our unaudited consolidated interim financial statements and related notes thereto included elsewhere in this Form 10-Q.  Further, the following discussion includes information related to our Asset Management business, substantially all of the assets of which were distributed to Refco Group Holdings, Inc. on August 5, 2004.

General

We provide execution and clearing services for exchange-traded derivatives and provide prime brokerage services in the fixed income and foreign exchange markets. We serve over 200,000 customer accounts from our 23 locations in 14 countries. Our international operations generated $173.7 million, or 42.2%, of our net revenues for the quarter ended May 31, 2005. Our customers include corporations, government agencies, hedge funds, managed futures funds, pension funds, financial institutions, retail clients and professional traders.

We were historically organized into three operating business segments for financial reporting purposes: (i) Derivatives Brokerage & Clearing; (ii) Prime Brokerage/Capital Markets; and (iii) Asset Management. We also have historically had a Corporate & Other non-operating business segment. Following the distribution of substantially all the assets of our Asset Management business in connection with the THL Transactions described below, we are now organized into two operating business segments for financial reporting purposes, Derivatives Brokerage & Clearing and Prime Brokerage/Capital Markets, and we have one non-operating business segment, Corporate & Other. We report the retained assets from our Asset Management business, Refco Alternative Investments, as part of our Derivatives Brokerage & Clearing business.

The THL Transactions and the Reincorporation

On August 5, 2004, THL Refco Acquisition Partners, an affiliate of Thomas H. Lee Partners, L.P., and its affiliates and co-investors acquired approximately 57% of the equity interests in Refco Group, which they hold through New Refco Group Ltd., LLC, for approximately $507.0 million in cash. In connection with the transaction, Phillip Bennett, our President and Chief Executive Officer, exchanged his existing equity investment of approximately $382.5 million in Refco Group for an approximate 43% interest in New Refco, and other members of our management made an investment in New Refco aggregating approximately $4.5 million in cash. Concurrently with the closing of the acquisition, Refco Group entered into senior credit facilities providing for a fully drawn $800.0 million term loan and an undrawn $75.0 million revolving loan facility, and, together with Refco Finance, issued $600.0 million in aggregate principal amount of senior subordinated notes. Also concurrently with the consummation of the transactions described above, Refco Group distributed $550.0 million in cash as well as all of the equity interests of Forstmann-Leff International Associates, LLC, which at that time owned substantially all the assets of Refco Group’s Asset Management business, to Refco Group Holdings, Inc., an entity that was owned by Tone Grant and Phillip Bennett and that is now wholly owned by Phillip Bennett. We refer to the foregoing transactions collectively as the “THL Transactions.”

We presently conduct our business through Refco Group and its direct and indirect subsidiaries. We intend to effect an initial public offering of common stock through Refco Inc., a newly formed Delaware corporation that will act as a holding company for our business. Immediately prior to the initial public offering, Refco Inc. will enter into a series of transactions as a result of which, Refco Inc. will become the parent of New Refco and its wholly-owned and majority-owned subsidiaries and will have no other assets or operations. We refer to these transactions as the “Reincorporation” and Refco Inc.’s initial public offering as the “initial public offering.”

Factors Affecting Our Results

Our results of operations have been, and we expect will continue to be, affected principally by transaction volumes, interest rates, the level of global market activity, market volatility and expense management. Our results of operations have also been affected by acquisitions.

Our revenues are primarily comprised of: (i) transaction fees earned from executing and clearing customer orders, which we record as commissions and brokerage or principal transactions, net depending on the nature of the transaction, and (ii) interest income earned on cash balances in our customers’ accounts and from providing secured financing through repurchase transactions. From fiscal year 2000 through fiscal year 2005, our Derivatives Brokerage & Clearing net revenues increased at a compound annual growth rate of 24.3%, due primarily to annual increases in contract volumes executed or cleared and in part attributable to acquisitions and annual increases in customer deposits. During the same period, our Prime Brokerage/Capital Markets net revenues increased at a compound annual growth rate of 26.0%, due primarily to increases in both the number of customers and markets we serve as well as new product introductions and acquisitions.

Transaction Volumes

Since 2001, Derivatives Brokerage & Clearing transaction volumes, measured in numbers of contracts, have increased, reflecting the broad growth trend in contract trading volumes currently being experienced in the derivatives industry. The continued convergence of derivatives and cash markets and the expanded use of derivatives for hedging and investment purposes have been the primary drivers of this industry trend. This industry trend has been global in nature, with a rapid introduction of new products in a variety of international markets. Prime Brokerage/Capital Markets transaction volumes, specifically foreign exchange dollar volumes and our customer securities financing and clearing volumes, increased reflecting expanded U.S. government borrowing activity and the continued long-term growth of foreign exchange markets. Recently, this increase in volume has been accelerated by market volatility caused by political uncertainty in the Middle East and its impact on energy supplies and the uncertain outlook concerning economic growth, interest rates and, in particular, the changing value of the U.S. dollar. We have been able to take advantage of the increase in derivatives transaction volume because of our diverse customer base, product offering and market coverage and have benefited from the increase in prime brokerage volumes as a result of new product initiatives, including online foreign exchange and emerging market debt brokerage.

Interest Rates

Due to the fact that a portion of our revenues is derived from interest earned from the investment of funds deposited with us primarily by customers of our Derivatives Brokerage & Clearing business and the level of secured customer financing transactions in our Prime Brokerage/Capital Markets business, the level of prevailing interest rates affects our revenues. We generally benefit from rising interest rates. Rising interest rates increase the amount of net interest income earned from these customer deposits and the potential financing spread available on secured customer financing transactions. However, our interest expense also increases as a result of rising interest rates because borrowings under our new senior credit facilities accrue interest at variable rates. Declining interest rates decrease the amount of net interest income earned on customer deposits and the spread available on secured customer financing transactions. This is only partially offset by a decrease in interest rates on borrowings under our senior credit facilities.

Global Market Activity

Each of our primary business segments is global in nature, and the general expansion of the global economy and continued globalization of financial markets have had a positive impact on our results of operations. The introduction of derivatives products internationally has accelerated in recent years, with emerging markets in Asia and Latin America supplementing traditional centers in North America and Europe. This growth has been prompted by economic expansion in these regions, deregulation and globalization. Similar trends have emerged in our Prime Brokerage/Capital Markets business as the capital markets in emerging economies have become more sophisticated. We believe this has presented us with growth opportunities in non-dollar fixed income, emerging market debt and foreign exchange brokerage.

Expense Management

We have been able to leverage our operating capabilities to benefit from increased scale in our transaction volumes. By adding incremental volume to a pre-existing platform, our marginal cost of growth in transaction processing has been minimal. We believe we will benefit from the scalable nature of our transaction processing capabilities as more markets automate and move to electronic platforms. A high proportion of our marginal expense is variable in nature, which provides us an opportunity to improve our cost to income ratio. We believe this characteristic will have a continuing positive impact on our results of operations.

Acquisitions

We have completed 16 acquisitions since 1999. It has been our practice to integrate and rationalize acquired companies as rapidly as possible, transferring operations to our existing platform. During the fiscal year ended February 28, 2002, we acquired the professional floor trader business of First Options, MST Canada Co. and Main Street Trading, all derivatives brokerage businesses. We acquired two other derivatives brokerage businesses during the fiscal year ended February 28, 2003: a division of Spear, Leeds & Kellogg and CFG Financial Group Inc. During the fiscal year ended February 29, 2004, we acquired three asset management businesses, Edinburgh Fund Managers Ltd., Societe Generale Investment Managers and Cardales UK Ltd., and five derivatives brokerage businesses, MacFutures Ltd., Carlton Brokerage Ltd., Friedberg Mercantile Group, RB&H and Trafalgar Commodities Ltd. In September 2004, we acquired the customer accounts and related assets of Pioneer Futures, a division of Pioneer Futures, Inc. In April 2005, we acquired the customer accounts and related business operations of The League Corp. In May 2005, we purchased 86.2% of the outstanding ordinary share capital of EasyScreen plc, and as of May 31, 2005, we owned 95.3% of its outstanding ordinary share capital. In addition, we entered into a purchase and sale agreement to acquire the global brokerage operations of Cargill Investor Services in June 2005.

Results of Operations

Revenues

Total Revenues. The components of our total revenues are commissions and brokerage, interest, principal transactions, net, asset management and advisory fees and other income.

Commissions and brokerage revenue. Commissions and brokerage revenues represent transaction fees earned on executed or cleared contracts in our Derivatives Brokerage & Clearing business and transaction fees on trades in our Prime Brokerage/Capital Markets business. The transaction fees we charge are based on the type of customer, the type of transaction, the method of trading and the volume of trading activity that a particular customer conducts with us. The aggregate amount of commissions and brokerage revenues is a function of the number of transactions we process and the amount of gross commissions charged to customers in respect of those transactions.

Interest revenue. Interest revenue represents both interest earned from the investment of customer funds deposited with us as margin for their trading activities in our Derivatives Brokerage & Clearing business and interest earned from providing secured customer financing through repurchase agreements as part of our Prime Brokerage/Capital Markets business. The latter involves taking a customer’s security and refinancing it with a qualified financial counterparty. We earn interest revenue on these transactions by charging our customer a pre-determined spread above our cost of refinancing. Overall, interest revenue is driven by the level of customer deposits placed with our brokerage operations, the level of secured financing transactions we provide to our customers and the level of prevailing interest rates. Typically, the net interest that we earn is lower in a low interest rate environment and higher in a higher interest rate environment.

Principal transactions, net. Principal transactions, net revenue is generated mainly by our Prime Brokerage/Capital Markets business and is derived from broking transactions in non-exchange traded derivatives and foreign exchange products. To execute a customer’s order in non-exchange traded derivatives and foreign exchange products we enter into a transaction with our customer and a simultaneous and offsetting transaction in the market. We generally price the customer transaction such that we earn a small positive spread on the offsetting transaction, which we record on our income statement as principal transactions, net. This revenue represents our compensation for executing our customers’ orders, and therefore is analogous to the commissions we earn when executing our clearing contracts for exchange traded derivative contracts.

Although the absence of a central clearing counterparty requires us to broker such transactions as principal, the risks associated with such transactions are not materially greater than those associated with the brokerage of exchange-traded derivatives. Our customers bear the risk of the economic results of such transactions, and we confine ourselves to earning the positive spread on the transaction. Nonetheless, because of our principal role, we are required to record certain other aspects of the transactions, including a record of realized and unrealized gains and losses relating to such customer transactions. These transaction gains are for the benefit of our customers and any losses are for the account of our customers who secure the payment to us of any such losses by depositing margin funds as collateral. Analyses of the realized and unrealized gains and losses as recognized and recorded under principal transactions, net for each of the three months ended May 31, 2005 and May 31, 2004 are included in our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. See Note D to our unaudited consolidated financial statements.

Asset management and advisory fees revenues. Asset management and advisory fees revenues primarily represent fees we charge for managing funds. The amount of these revenues has traditionally fluctuated with the level of funds under management and the investment performance of these funds.

Net Revenues. Although we report total revenues on a gross basis in our consolidated financial statements for purposes of segment reporting and analyzing our revenues, we believe that net revenues provide a more meaningful indication of our operating results. Net revenues represent total revenues less interest expense. Interest expense includes interest paid to Derivatives Brokerage & Clearing customers on the funds they maintain with us and interest paid to finance counterparties in our Prime Brokerage/Capital Markets business for the financing of customer securities. For purposes of calculating net revenues, interest expense excludes interest paid on long-term debt. We net interest expense against revenues because a substantial portion of our interest expense pertains to customer transactions from which we derive interest income but in which we have a related charge for interest expense.

Expenses

Commissions and Order Execution Costs. Commissions and order execution costs include variable expenses related directly to transactions conducted in our brokerage operations. These costs include exchange and clearing house fees, fees paid to third parties for execution of customer orders and sales commissions paid in those cases where customers are introduced and their orders are handled by non-salaried sales personnel.

Employee Compensation and Benefits Expenses. Employee compensation and benefits expenses include the cost of our global salaried employees. These expenses include base compensation, bonus compensation (whether discretionary or performance related) and the cost of medical insurance and other related employee benefits.

General, Administrative and Other Expenses. General, administrative and other expenses include all other operating expenses, including primarily lease expenses, communications and quotation systems expenses, travel and entertainment expenses, depreciation and amortization, professional fees and other miscellaneous expenses.

Income from Equity Investees

We own minority interests in various businesses. We record income earned by these businesses based on our proportionate ownership. This income is recorded on our income statement as income from equity investees. These companies are engaged in both derivatives brokerage and prime brokerage operations in key product segments (such as retail foreign exchange brokerage) and important geographical markets (such as the Taiwan derivatives markets). Because we consider these activities integral to our global operations and material to our results of operations, we historically included earnings from these activities in operating profit for comparative purposes.

Operating Profit

Operating profit represents income before provision for income taxes, dividends on preferred securities issued by subsidiaries, income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations.

Income Taxes

We will be treated as a partnership for federal income tax purposes. Under applicable regulations, members of a limited liability company treated as a partnership are responsible for their individual income tax liabilities related to the limited liability company’s results of operations. Because we generated taxable income, we included in distributions to our members amounts sufficient to facilitate the payment of tax liabilities arising from the limited liability company’s income. Accordingly, we have not provided for federal income taxes related to our results of operations. The provision for income taxes included in our consolidated financial statements relates to income taxes of foreign subsidiaries.

Periodic Results

The following tables summarize our results of operations for the periods indicated and include our consolidated net revenues and net revenues and income before taxes and certain other items by segment. The consolidated financial data for the three months ended May 31, 2004 and 2005 have been derived from our unaudited consolidated financial statements.

The information contained in the following tables should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q.

	Three Months Ended May 31,
	2004	2005
	(unaudited)	(unaudited)
	(in millions)
Commissions and brokerage	$215.8	$244.2
Interest	377.6	939.5
Principal transactions, net	61.2	114.8
Asset management and advisory fees	1.9	5.6
Other	1.0	8.0
Total revenues	657.4	1,312.0
Interest expense	(344.3)	(923.8)
Interest expense from long-term borrowings	7.0	23.4
Net revenues	$320.2	$411.6

	Three Months Ended May 31,
	2004	2005
	(unaudited)	(unaudited)
	(in millions)
Net revenues:
Derivatives Brokerage & Clearing	$243.7	$286.1
Prime Brokerage/Capital Markets	83.8	150.5
Corporate & Other(1)	(1.5)	(14.1)
Eliminations(1)	(5.8)	(10.8)
Total net revenues	$320.2	$411.6

Expenses:
Commissions and order execution costs	$142.7	$207.9
Employee compensation and benefits	64.6	74.2
General, administrative and other	47.5	62.3
Total	$254.8	$344.4

Income before provision for income taxes, income from equity investees, members’ interest in earnings of subsidiary, minority interest and discontinued operations:
Derivatives Brokerage & Clearing	$40.9	$35.5
Prime Brokerage/Capital Markets	31.6	50.1
Corporate & Other	(14.1)	(41.8)
Total	$58.4	$43.8

(1) These line items are included to reconcile these summarized financial tables to our consolidated financial statements. Corporate & Other net revenues and expenses primarily include interest income and interest expense incurred at the parent company level as well as non-material fees and other expenses. Eliminations arise upon the consolidation of group operating performance and relate to intercompany balances and transactions.

Results for the Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004

Net Revenues. Net revenues on a consolidated basis for the three months ended May 31, 2005 increased $91.4 million, or 28.5%, to $411.6 million from $320.2 million for the three months ended May 31, 2004. The increase in net revenues for the three months ended May 31, 2005 was primarily due to the growth in transaction volumes that reflects broad secular trends across all major market segments that we serve. Commissions and brokerage revenue for the three months ended May 31, 2005 increased $28.4 million, or 13.2%, to $244.2 million from $215.8 million for the three months ended May 31, 2004. The increase was primarily due to an increase of 30.2% in derivative transaction volumes from 159 million contracts cleared for the three months ended May 31, 2004 to 207 million contracts cleared for the three months ended May 31, 2005. Net interest revenue, excluding interest from long-term borrowings, for the three months ended May 31, 2005 decreased $1.2 million, or 3.0%, to $39.1 million from $40.3 million for the three months ended May 31, 2004. The decline in net interest revenues was the result of lower interest margins primarily related to the timing and duration at which investments mature. This decline also reflects the reduced investment income available to our parent company, New Refco, following the distribution by us of $550.0 million in liquid working capital in connection with the THL Transactions. Principal transactions, net revenue for the three months ended May 31, 2005 increased $53.6 million, or 87.6%, to $114.8 million from $61.2 million for the three months ended May 31, 2004. This increase was primarily due to a 126.7% increase in foreign exchange dollar volumes to $409.8 billion for the three months ended May 31, 2005.

Commissions and Order Execution Costs. Commissions and order execution costs on a consolidated basis for the three months ended May 31, 2005 increased $65.2 million, or 45.7%, to $207.9 million from $142.7 million for the three months ended May 31, 2004. The increase in commissions and order execution costs for the three months ended May 31, 2005 was primarily due to the increase in transaction volume in all of our business segments and the addition of new business operations.

Employee Compensation and Benefits Expenses. Employee compensation and benefits expenses on a consolidated basis for the three months ended May 31, 2005 increased $9.6 million, or 14.9%, to $74.2 million from $64.6 million for the three months ended May 31, 2004. The increase in employee compensation and benefits expenses was due in part to the addition of several new operating groups acquired during the year ended February 28, 2005. These groups include Trafalgar Commodities and the Wexford Fixed Income Group in New York as well as the further expansion of the MacFutures Group, particularly the commencement of its U.S. operations where the start-up expenses have exceeded anticipated revenues. In addition, bonus accruals increased as a function of increased profitability in certain business segments in the geographical markets that we serve, including Asia and Europe, where local currency appreciation also had the effect of increasing equivalent U.S. dollar compensation levels.

General, Administrative and Other Expenses. General, administrative and other expenses on a consolidated basis for the three months ended May 31, 2005 increased $14.8 million, or 31.2%, to $62.3 million from $47.5 million for the three months ended May 31, 2004. Our results for the three months ended May 31, 2005 reflect the financial impact of the THL Transactions. There was an increase in depreciation and amortization expense associated with the amortization of customer relationships determined as a result of the THL Transactions. The increase in amortization of the customer relationships determined as a result of the THL Transactions for the three months ended May 31, 2005 was $3.8 million compared to the three months ended May 31, 2004. Total depreciation and amortization expense was $9.7 million and $6.4 million for the three months ended May 31, 2005 and May 31, 2004, respectively.

Operating Profit. Operating profit for the three months ended May 31, 2005 decreased $14.6 million, or 25.0%, to $43.8 million from $58.4 million for the three months ended May 31, 2004. Operating profit for the three months ended May 31, 2005 includes significant incremental expenses associated with the THL Transactions. In addition to the increased cost of depreciation and amortization of customer relationships, interest expense on long-term borrowings increased compared to the three months ended May 31, 2004. For the three months ended May 31, 2005, all of these expenses related to the THL Transactions totaled $5.1 million and $23.4 million, respectively, compared with pre-THL Transactions expenses of $1.2 million and $7.0 million, respectively, for the three months ended May 31, 2004. The THL Transactions resulted in a total increase in expenses of $20.2 million for the three months ended May 31, 2005. Further, our working capital was reduced by $113.0 million (which was net reduction of working capital that resulted from the $550.0 cash distribution as part of the THL Transactions), which decreased interest revenue by an estimated $1.4 million. The increase in interest expense from long-term borrowings and amortization of customer relationships combined with reduction in working capital decreased our operating profit by $21.6 million, or 37.0%.

In addition, we record operating profit exclusive of the income we derive from investments in non-consolidated equity investees. Income from investments in non-consolidated equity investees is recorded in income from equity investees and included in income from continuing operations. These companies are engaged in both derivatives brokerage and prime brokerage operations in key product segments (such as retail foreign exchange brokerage) and important geographical markets (such as the Taiwan derivatives markets). Because we consider these activities integral to our global operations and material to our results of operations, we historically included earnings from these activities in operating profit. Operating profit excluding the earnings from equity investees for the three months ended May 31, 2005 decreased $14.6 million, or 25.0%, to $43.8 million from $58.4 million for the three months ended May 31, 2004. The decrease in operating profit reflected a shift in product mix within our operations to products offered by equity investees, particularly retail foreign exchange brokerage. Income from our share of our equity investees’ operations totaled $14.2 million for the three months ended May 31, 2005 compared with $6.6 million for the three months ended May 31, 2004. The increase in income from equity investees of $7.6 million increased operating profit by 13.0% for the three months ended May 31, 2005.

Segment Information

Derivatives Brokerage & Clearing

                Net Revenues. Derivatives Brokerage & Clearing net revenues for the three months ended May 31, 2005 increased $42.4 million, or 17.4%, to $286.1 million from $243.7 million for the three months ended May 31, 2004. The increase in Derivatives Brokerage & Clearing net revenues for the three months ended May 31, 2005 was primarily due to increased transaction volume in virtually all markets and geographic sectors that we serve, particularly electronic markets utilized by our professional trading customers, which are reflected in commissions and brokerage revenues and principal transactions, net. Global demand for commodity materials, in particular oil and petroleum products, resulted in increased activity in physical commodity markets, while interest rate uncertainties increased the level of interest rate derivative volumes. In Europe, local foreign exchange operations (reported in Derivatives Brokerage & Clearing) also increased. Derivatives Brokerage & Clearing contract volume for the three months ended May 31, 2005 increased by 48 million contracts, or 30.2%, to 207 million contracts cleared from 159 million contracts cleared for the three months ended May 31, 2004. Commissions and brokerage income increased by 13.4% as a result of increased transaction volume and changing customer mix. This increase includes European foreign exchange revenues. Substantially all of the assets of our Asset Management business were distributed to Refco Group Holdings, Inc. as part of the THL Transactions. We report the retained assets from the Asset Management business, Refco Alternative Investments, as part of our Derivatives Brokerage & Clearing business. Refco Alternative Investments’ net revenues for the three months ended May 31, 2005 increased approximately $2.6 million, or 154.1%, to $4.2 million from $1.7 million for the three months ended May 31, 2004.

Operating Profit. Derivatives Brokerage & Clearing operating profit for the three months ended May 31, 2005 decreased $5.4 million, or 13.2%, to $35.5 million from $40.9 million for the three months ended May 31, 2004. The decrease in Derivatives Brokerage & Clearing operating profit for the three months ended May 31, 2005 was primarily due to increased general and administrative and employee compensation expense in London; a modest reduction in commission and brokerage revenues reflecting a temporary slowing of Asia-Pacific market growth in Singapore; increased general and administrative expenses at Refco Trading Services, which also had a small decline in average commission income; and costs associated with transitioning to full electronic platforms in foreign markets. The increase in income from equity investees increased operating profit by $0.6 million, or 1.5%, for the three months ended May 31, 2005. Operating profit includes expenses associated with the THL Transactions, most notably the increase in the amortization of customer relationships determined as a result of the THL Transactions. The increased amortization of $0.7 million for the Derivatives Brokerage & Clearing customer relationships determined as a result of the THL Transactions for the three months ended May 31, 2005 decreased operating profit by 1.7% for the three months ended May 31, 2005.

Prime Brokerage/Capital Markets

Net Revenues. Prime Brokerage/Capital Markets net revenues for the three months ended May 31, 2005 increased $66.7 million, or 79.6%, to $150.5 million from $83.8 million for the three months ended May 31, 2004. The increase in Prime Brokerage/Capital Markets net revenues for the three months ended May 31, 2005 was primarily due to the increase of 43.5% in the average net customer securities financing portfolio to $49.5 billion from $34.5 billion for the three months ended May 31, 2004 and a 126.7% increase in foreign exchange dollar volumes, which totaled $409.8 billion for the three months ended May 31, 2005, up from $180.8 billion for the three months ended May 31, 2004. These increases were offset in part by decreased volume in the U.S. Treasury market.

Operating Profit. Prime Brokerage/Capital Markets operating profit for the three months ended May 31, 2005 increased $18.5 million, or 58.5%, to $50.1 million from $31.6 million for the three months ended May 31, 2004. Prime Brokerage/Capital Markets operating profit excludes income from equity investees, which totaled $13.1 million for the three months ended May 31, 2005. The increase in income from equity investees increased operating profit by $7.0 million, or 22.2%, for the three months ended May 31, 2005. Operating profit includes expenses associated with the THL Transactions, most notably the increase in the amortization of customer relationships determined as a result of the THL Transactions. The increased amortization of $3.1 million for the Prime Brokerage/Capital Markets customer relationships determined as a result of the THL Transactions for the three months ended May 31, 2005 decreased operating profit by 9.8% for the three months ended May 31, 2005. The underlying increase in Prime Brokerage/Capital Markets operating profit for the three months ended May 31, 2005 was primarily due to the continued growth in Prime Brokerage/Capital Markets net revenues, particularly the 126.7% increase in foreign exchange dollar volumes to a total of $409.8 billion for the three months ended May 31, 2005.

Seasonality

Our business has experienced seasonal fluctuations. Financial markets often experience reduced trading activity during summer months and in the last fiscal quarter as a result of holidays. Traditional commodity derivatives, such as energy contracts, will reflect changing supply/demand factors related to heating/cooling seasons. As a result of these factors, we may experience relatively high trading volume and revenue during our first and third fiscal quarters and lower trading volume in our second fiscal quarter. However, this trend is not evident in every year and in recent years has been moderated by globalization and an expanded range of products that tend to counteract traditional seasonality trends. For these reasons, seasonality was not a major factor in the last fiscal quarter.

Liquidity and Capital Resources

We expect our primary uses of cash over the next twelve months to be for working capital and debt service. Also, consistent with past practice and policy, we may from time to time evaluate acquisition opportunities in our core businesses. If we were to consummate an acquisition, we may utilize cash for that purpose.

Cash Flows

As a financial institution, our cash flows are complex and interrelated and highly dependent upon our operating performance, levels of customer activity and secured financing activities. We had cash flow used in operating activities of $96.4 million for the three months ended May 31, 2005. This compared to cash flow used in operating activities of $265.2 million for the three months ended May 31, 2004. For the three months ended May 31, 2005, we used cash and cash equivalents of $17.1 million due to our acquisitions of League Corp. and EasyScreen plc. During the three months ended May 31, 2004, total cash and cash equivalents decreased by $118.8 million as cash flows from investing activities and discontinued operations of $0 and $151.3 million, respectively, were offset by cash used in operating activities and financing activities of $265.2 million and $4.9 million, respectively.

Working Capital

Our primary requirement for working capital relates to funds we are required to maintain at exchanges or clearing organizations to support our customers’ trading activities. We require that our customers deposit funds with us in support of their trading activities, which we in turn deposit with exchanges or clearing organizations to satisfy our obligations. These required deposits account for the majority of our working capital requirements and thus our primary use of working capital is funded directly or indirectly by our customers. Our working capital needs are otherwise primarily limited to regulatory capital requirements which we have satisfied in the past from internally generated cash flow and available funds.

Notwithstanding the self-funding nature of our operations, we may sometimes be required to fund timing differences arising from the delayed receipt of customer funds or timing differences associated with the settlement of customer transactions in securities markets. Historically, these timing differences have been funded either with internally generated cash flow or, if needed, with funds drawn under short-term borrowing facilities, including committed lines of credit. We have $75.0 million of available borrowings under a revolving credit facility for working capital purposes. Separately, our finance subsidiary, Refco Capital, LLC, utilizes secured bank facilities to refinance specialized financing arrangements entered into with select customers from time to time. As of May 31, 2005, there were no borrowings outstanding under these facilities.

Our two primary U.S. regulated subsidiaries are Refco, LLC and Refco Securities, LLC. Refco, LLC is subject to the Commodity Futures Trading Commission (“CFTC”) minimum financial requirements, which requires it to maintain net capital equal to the sum of 8% of the total risk margin requirements for all positions carried in customer accounts and 4% of the total risk margin requirements for all positions carried in non-customer accounts. As of May 31, 2005, Refco, LLC had net capital of $354.5 million, which was $167.7 million in excess of required net capital. Refco Securities, LLC is subject to the uniform net capital requirements of the SEC, which require the maintenance of minimum net capital. Refco Securities, LLC computes its net capital requirements under the alternative method provided for by the SEC’s rules, which require that Refco Securities, LLC maintain net capital equal to the greater of $250,000 or 2% of aggregate customer related debit items as defined in the SEC’s rules. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate customer-related debit items. As of May 31, 2005, Refco Securities, LLC had net capital of $62.2 million which was 11.1% of aggregate customer-related debit items and $49.6 million in excess of required net capital.

As a matter of policy, we maintain excess regulatory capital to provide liquidity during periods of unusual market volatility, and this has been sufficient in the past to absorb volatile market events. Similarly, for our brokerage activities in the OTC markets, despite these transactions being brokered as principal and not as agent, we have adopted a futures-style margin methodology to protect us against price movements, and this also reduces the amount of capital needed to conduct business because even if we are required to post funds with clearing organizations in order to facilitate customer-initiated transactions, we are able to use customer deposits for this purpose rather than our own funds. As a result, we are able to execute a substantial volume of transactions without the need for large amounts of working capital.

Funding for purposes other than working capital requirements, including the financing of acquisitions, has been provided either through internally generated cash flow or through specific long-term financing arrangements described below. Substantially all the assets of our Asset Management business, which accounted for 1.3% of revenue and an operating income of $7.4 million in fiscal year 2005, were distributed to Refco Group Holdings, Inc. in connection with the THL Transactions. Our Asset Management business generated nominal cash flow for fiscal year 2005.

Long-Term Debt

It has been our policy to match the varied nature of our liquidity requirements with appropriately structured funding sources. Prior to the THL Transactions, our long-term debt consisted principally of long-term notes, which we had traditionally used to finance acquisitions. We repaid all these notes in connection with the THL Transactions. However, in connection with the THL Transactions we incurred a substantial amount of new long-term debt. As of May 31, 2005, we had $1,244.0 million of long-term debt outstanding, including the current portion of long-term debt. We intend to continue to fund long-term requirements, including acquisitions, with long-term debt. Our long-term debt currently consists of our senior credit facilities and the notes.

In connection with the THL Transactions, we entered into senior credit facilities consisting of a $75.0 million revolving credit facility and an $800.0 million term loan facility. In January 2005, we voluntarily prepaid $150.0 million of borrowings under the term loan facility, and available borrowings thereunder were reduced to $648.0 million. On March 15, 2005, we refinanced and replaced the term loan facility with a new term loan facility providing for borrowings of up to an aggregate principal amount of $648.0 million. As of May 31, 2005, $644.0 million remained outstanding under the term loan facility. Refco Group and Refco Finance also issued $600.0 million aggregate principal amount of senior subordinated notes in connection with the THL Transactions. The proceeds from the term loans, along with the proceeds from the issuance of the senior subordinated notes, were used to fund the cash payments made to our existing stockholders, repay existing indebtedness and pay related transaction fees and expenses.

Borrowings under the senior credit facilities bear interest at a floating rate, which can be either the Eurodollar rate plus an applicable margin or, at the borrower’s option, an alternative base rate (defined as the higher of (x) the Bank of America prime rate and (y) the federal funds effective rate, plus one half percent (.50%) per annum) plus an applicable margin.  The applicable margins for Eurodollar rate loans and alternative base loans in respect of the revolving credit facility are subject to adjustment based on Leverage Ratio (as defined), as set forth in the following table:

		Applicable Rate
Pricing Level	Leverage Ratio	Eurodollar Rate	Base Rate
1	>5.00:1	2.75%	1.75%
2	>4.50:1 but <5.00:1	2.50%	1.50%
3	>4.00:1 but <4.50:1	2.00%	1.00%
4	<4.00:1	1.75%	0.75%

The applicable margins under the term loan facility are subject to adjustment based on the debt ratings of the senior credit facilities by S&P and Moody’s, as set forth in the following table:

		Applicable Rate
Pricing Level	Criteria	Eurodollar Rate	Base Rate
1	rated at least BB- by S&P and Ba3 by Moody’s	1.75%	0.75%

2	rated at least BB- by S&P and B1 by Moody’s and Level 1 does not apply	2.00%	1.00%

3	If neither Level 1 nor Level 2 applies	2.25%	1.25%

The weighted average interest rates per annum in effect as of May 31, 2005 for the term loan facility is 5.03%. The interest rate payable under the senior credit facilities will increase by 2.00% per annum during the continuance of any payment or bankruptcy event of default.

For Eurodollar rate loans, Refco Group may select interest periods of one, two, three or six months and, to the extent available to all lenders, nine or twelve months. Interest will be payable at the end of the selected interest period, but no less frequently than every three months within the selected interest period.

The senior credit facilities also require payment of a commitment fee on the difference between committed amounts and amounts actually borrowed under the revolving credit facility. Prior to the maturity date, funds borrowed under the revolving credit facility may be borrowed, repaid and reborrowed, without premium or penalty.

The term loan facility is subject to amortization in equal quarterly installments of principal as set forth in the table below.

Year	Term Loan Facility
1	$8.0 million
2	$8.0 million
3	$8.0 million
4	$8.0 million
5	$8.0 million
6	$8.0 million
7	$600.0 million

Voluntary prepayments of principal amounts outstanding under the senior credit facilities are permitted at any time. A 1% prepayment penalty will be assessed to any prepayment of principal made on the term loan facility where (a) such prepayment is made with the proceeds of, or in connection with, a new tranche of senior secured term loans incurred on or before March 15, 2006, (b) such new term loans have an interest rate margin that is less than the applicable rate on the term loan facility, and (c) such new term loans are incurred for the primary purpose of refinancing the term loan facility. Further, if a prepayment of principal is made with respect to a Eurodollar rate loan on a date other than the last day of the applicable interest period, the lenders will require compensation for any funding losses and expenses incurred as a result of the prepayment.

In addition, mandatory prepayments are required to prepay amounts outstanding under the senior credit facilities in an amount equal to:

• 100% of net cash proceeds from certain asset dispositions by New Refco, Refco Group or any of Refco Group’s restricted subsidiaries, subject to certain exceptions and reinvestment provisions and limitations on the remittance of funds by our regulated subsidiaries;

• 100% of the net cash proceeds from the issuance or incurrence after the closing date of any additional debt by New Refco, Refco Group or any of Refco Group’s restricted subsidiaries (excluding certain permitted debt) and subject to limitations on the remittance of funds by Refco Group’s regulated subsidiaries;

• 50% (which percentage will be reduced upon the achievement of specified performance targets) of the net cash proceeds from the issuance or sale after the closing date of additional equity by New Refco, Refco Group or any of Refco Group’s restricted subsidiaries in a public offering or in a private placement underwritten, managed, arranged, placed or initially purchased by an investment bank, excluding proceeds of equity issuances or sales to certain investors, proceeds from the initial public offering (including the proceeds used to redeem our senior subordinated notes) and other customary exceptions and subject to limitations on the remittance of funds by Refco Group’s regulated subsidiaries; and

• 50% (which percentage will be reduced upon the achievement of specified performance targets) of excess cash flow, as defined in the senior credit facilities, subject to certain limitations on the remittance of funds by Refco Group’s regulated subsidiaries.

The senior credit facilities contain restrictive covenants which, among other things, limit indebtedness, investments, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. In addition, the senior credit facilities require compliance with a variety of covenants. We were in compliance with those covenants as of May 31, 2005. The most restrictive covenants relate to ratios of Consolidated EBITDA to Consolidated Interest Charges (interest coverage ratio), Adjusted Consolidated Funded Indebtedness (net of Cash on Hand) to Consolidated EBITDA (total leverage ratio), and maximum capital expenditures, all as defined in the senior credit facilities. The minimum interest coverage and maximum leverage ratios are computed based on our results for the last twelve months ended. More specifically, the senior credit facilities’ covenants require us to maintain:

• a minimum interest coverage ratio of 2.15:1.00 from November 30, 2004 through November 30, 2005; 2.25:1.00 from February 28, 2006 through November 30, 2006; 2.45:1.00 from February 28, 2007 to November 30, 2007; 2.70:1.00 from February 29, 2008 through November 30, 2008; and 3:00:1.00 as of February 28, 2009 and through each fiscal quarter ending thereafter through November 30, 2011.

• a maximum leverage ratio of 6.25:1.00 as of February 28, 2005 and May 31, 2005; 6.00:1.00 as of August 31, 2005 and November 30, 2005; 5.50:1.00 as of February 28, 2006 and May 31, 2006; 5.25:1.00 as of August 31, 2006 and November 30, 2006; 5.00:1.00 as of February 28, 2007 and May 31, 2007; 4.75:1.00 as of August 31, 2007 and November 30, 2007; 4.25:1 from February 29, 2008 through November 30, 2008; 3.50:1.00 from February 28, 2009 through November 30, 2009; and 3:00:1.00 as of February 28, 2010 and each fiscal quarter ending thereafter through November 30, 2011.

• a maximum capital expenditure limitation of $40.0 million for fiscal year 2006; $45.0 million for fiscal year 2007; $50.0 million for fiscal year 2008, $70.0 million for fiscal year 2009; and $55.0 million from fiscal year 2010 through fiscal year 2012 with the ability to roll forward to future years unused amounts from the previous fiscal year.

We expect to maintain compliance with these covenants for the foreseeable future. Consolidated EBITDA, as defined in the senior credit facilities, differs from the term “EBITDA” as it is commonly used in our industry. In addition to adjusting net income to exclude interest expense, income taxes and depreciation and amortization, Consolidated EBITDA, as defined in the senior credit facilities, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA”: letter of credit fees; non-cash expenses resulting from employee benefit and management compensation plans, the grant of stock and stock options to our employees or the treatment of such options under variable plan accounting; extraordinary charges; non-cash amortization of financing costs; cash expenses incurred in connection with the THL Transactions, permitted investments and issuances of equity or debt (in each case, whether or not consummated); any losses realized upon the disposition of property or assets outside the ordinary course of business; to the extent actually reimbursed, expenses incurred to the extent covered by indemnification provisions of any agreement on connection with a permitted acquisition; to the extent covered by insurance, expenses with respect to liability or casualty events or business interruptions; permitted management fees; non-cash purchase accounting adjustments and step-ups with respect to re-valuing assets and liabilities in connection with the THL Transactions or any permitted investments; non-cash losses from joint ventures and non-cash minority interest reductions; fees and expenses in connection with permitted exchanges or refinancings; non-cash, non-recurring charges with respect to employee severance; other non-cash, non-recurring charges that do not result in a cash charge in a future period; cash charges that do not exceed $25.0 million in the aggregate or $15.0 million during any fiscal year; other expenses reducing Consolidated Net Income that do not represent a cash item in such period or any future period; fines, penalties, settlement payments or judgment payments related to the Tradewinds litigation or the SEC and/or U.S. attorneys’ investigation into the sale of stock of Sedona Corporation (to the extent the payments do not exceed $10.0 million in the aggregate and are made on or prior to August 5, 2005 or Refco Group is indemnified for such payments); and, for purposes of calculating the ratios described above, the net cash proceeds of certain equity issuances in an amount as is necessary to ensure compliance with the ratios, solely to the extent that such net cash proceeds are (i) received no later than twenty business days after the date of delivery of the applicable compliance certificate and (ii) not otherwise required to be applied to prepay borrowings under the senior credit facilities or to determine the permissibility of a transaction under the senior credit facilities; less non-cash income, extraordinary gains and gains realized upon the disposition of property outside the ordinary course of business; plus/minus unrealized gains/losses in respect of certain hedging arrangements. We present Consolidated EBITDA because it is a material component of the covenants contained in our senior credit facilities. Non-compliance with those covenants could result in the acceleration of all amounts outstanding under the senior credit facilities, which could have a material adverse effect on our results of operations, financial position and cash flow. While the determination of “unusual and non-recurring losses” is subject to interpretation and requires judgment of management, we believe the items and calculations set forth below are in accordance with the senior credit facilities. Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs.

The following is a calculation of our minimum interest coverage and maximum leverage ratios under our senior credit facilities as of May 31, 2005. The terms and related calculations are defined in the senior credit facilities (in thousands, except ratios).

	May 31, 2005
Calculation of minimum Interest Coverage Ratio:
Twelve months ended Consolidated EBITDA(1)	$296,747
Consolidated Interest Charges(2)	$74,686
Actual Interest Coverage Ratio(3)	3.97	x
Minimum permitted Interest Coverage Ratio	2.15	x

Calculation of maximum Leverage Ratio:
Adjusted Consolidated Funded Indebtedness (net of Cash on Hand)	$899,539
Twelve months ended Consolidated EBITDA(1)	$296,747
Actual Leverage Ratio(4)	3.03	x
Maximum permitted Leverage Ratio	6.25	x

(1)                                  Consolidated EBITDA for the twelve months ended May 31, 2005 adds back to Consolidated Net Income; Refco Interest Expense with respect to Consolidated Funded Indebtedness; income, franchise and similar taxes and permitted tax distributions; depreciation and amortization expense; and non-cash expenses resulting from employee benefit and management compensation plans, the grant of stock and stock options to our employees or the treatment of such options under variable plan accounting.  In addition, for purposes of our senior credit facilities, Consolidated EBITDA for the twelve months ended May 31, 2005 includes $4.0 million of net income from discontinued operations.  In future periods, net income from discontinued operations will not be included.

(2)                                  Consolidated Interest Charges for the twelve months ended May 31, 2005 follows (in thousands):

Interest expense on Consolidated Funded Indebtedness	$78,992
Interest income on Cash on Hand	(4,306)
Consolidated Interest Charges	$74,686

(3)                                  Represents ratio of Consolidated EBITDA to Consolidated Interest Charges.

(4)                                  Represents ratio of Adjusted Consolidated Funded Indebtedness (net of Cash on Hand) to Consolidated EBITDA.

The senior credit facilities contain customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to other indebtedness in excess of specified amounts, events of bankruptcy and insolvency specified in the senior credit facilities, judgment defaults in excess of specified amounts, failure of any material provision of any guaranty or security document supporting the senior credit facilities to be in full force and effect, and a change of control.

In connection with the THL Transactions, Refco Group, together with Refco Finance as co-issuer, issued $600.0 million aggregate principal amount of 9% senior subordinated notes. The senior subordinated notes rank equally in right of payment with all of Refco Group’s existing and future senior indebtedness and rank senior in right of payment to all Refco Group’s existing and future subordinated indebtedness. These notes are not secured, and as such, have no underlying assets to secure the payment of principal or interest. The senior subordinated notes are guaranteed on a senior unsecured basis by Refco Group’s non-regulated domestic subsidiaries. The senior subordinated notes mature on August 1, 2012, with interest at a rate of 9% payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2005.

The senior subordinated notes may be redeemed at any time, in whole or in part, on or after August 1, 2008 at a redemption price equal to 104.5% of the principal amount of the senior subordinated notes in the first year, declining yearly to par at August 1, 2010, plus accrued and unpaid interest, if any, to the date of redemption. In addition, at any time prior to August 1, 2007, Refco Group may redeem the senior subordinated notes in the aggregate up to 35% of the original principal amount using the net proceeds of certain equity offerings (including the initial public offering) at a redemption price equal to 109.0% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest, if any, to the date of redemption. The indenture does not contain any mandatory prepayment provisions.

Upon the occurrence of a change of control, each holder of the senior subordinated notes will have the right to require Refco Group to repurchase that holder’s senior subordinated notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the senior subordinated notes contains covenants that, among other things, limit the ability of Refco Group and its subsidiaries, subject to certain qualifications and exceptions, to: incur or guarantee additional indebtedness; sell assets; pay dividends and make other equity distributions; purchase or redeem capital stock; make investments; consolidate or merge with or into other companies; and engage in transactions with affiliates. The senior subordinated notes contain certain events of default, including failure to pay principal and interest on the notes, failure to comply with covenants, subject to a 60-day grace period in certain instances, and certain bankruptcy, insolvency or reorganization events with respect to Refco Group or its subsidiary guarantors.

Our subsidiary Refco Capital, LLC has a $20.0 million credit facility, pursuant to which Refco Capital, LLC provides financing to fund the margin requirements of some of commercial customers who maintain futures trading accounts with us. Advances under this facility are secured by Refco Capital, LLC’s security interest in the customer’s rights to payments arising from these accounts. We currently have no outstanding debt under this facility.

Refco Securities, LLC has two lines of credit with Euroclear Bank S.A./N.V. in the aggregate amount of $550.0 million for the purpose of settling intra-day transactions and, if necessary, financing positions overnight. As of May 31, 2005, no amounts were outstanding under these facilities.

Our subsidiaries Refco Singapore Pte. Ltd. and Refco Investment Services Pte Ltd. (Singapore) have facilities to assist with working capital requirements. The aggregate amount available under these facilities is approximately $29.0 million. We have guaranteed our subsidiaries’ obligations under these facilities. There is currently no outstanding debt under these facilities.

In addition, several of our subsidiaries have facilities with various financial institutions to, among other things, provide credit support to some of our customers, satisfy minimum exchange and clearing house collateral requirements and provide stock financing in exchange-approved warehouses. The total availability under these facilities is approximately $496.2 million. We have guaranteed all of our subsidiaries’ obligations under these facilities, with the exception of one $10.0 million facility. As of May 31, 2005, letters of credit in the aggregate amount of approximately $1.1 million were outstanding under these facilities.

We believe that our cash flow is sufficient to meet our term debt service requirements and that our cash and cash equivalents, as well as cash flow from operations, will be sufficient to fund our operations for the foreseeable future.

Liquidity Risk

Ready access to cash is essential to our business. Our liquidity could be impaired by an inability to access lines of credit, an inability to access funds from our subsidiaries or an inability to liquidate customer positions or otherwise sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to liquidate customer positions or otherwise sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under bilateral provisions in some of our trading and collateralized financing contracts. Under such contracts, counterparties could terminate contracts with us or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

Off Balance Sheet Arrangements

In the normal course of our customer brokerage activities in Prime Brokerage/Capital Markets products, where no central clearing counterparty (such as an exchange) exists, we enter into various contractual commitments as a principal in order to facilitate the execution of a customer transaction. Such commitments often involve forward settlement and include exchange-traded futures, fixed income and equity swaps, foreign currency forwards and option contracts. We use these commitments to offset the customer order and generate a positive profit spread for us. We also enter into forward repurchase agreements. Such activities involve customers and counterparties in and outside the United States.

The following table shows the gross notional or contractual amounts of contracts held or issued by us that require forward settlement. This table reflects only off-balance sheet contracts. It should be noted that these off-balance sheet contracts are often offset by on-balance sheet items not shown here.

	As of May 31, 2005		As of February 28, 2005
	Notional	Fair Value	Notional	Fair Value
	(unaudited)
	(in thousands)
Forward currency contracts	$110,108,090	$6,999	$79,683,493	$(5,382)
Swap contracts	45,258	(705)	30,056	(3,199)
Option contracts sold or written	13,406,921	(273,016)	19,125,420	(352,428)
Option contracts purchased	10,743,001	278,363	14,478,439	370,410
Exchange-traded futures	15,541,937	22,473	14,246,658	(1,873)
Total	$149,845,207	$34,114	$127,564,066	$7,528

We record our contractual commitments at market or fair value. Changes in market or fair value are recorded currently in income. The level of reported market risk is determined by a number of factors, including size, composition and diversification of positions held, market volatility and changes in interest and foreign exchange rates. However, in our case the level of reported market and financial risk associated with these contractual commitments is mitigated by our role as principal broker and the fact that such transactions are offset ultimately by our obligation to pay the customers profits relating to such transactions and our practice of ensuring that losses, whether realized or unrealized, are secured with customer deposits. As a practical matter, the actual level of market risk on financial instruments entered into on behalf of customers is limited by other financial instruments recorded on and, as in the case of the above table, off balance sheet. This limits overall market risk and the net impact of such transactions on our income statement. To ensure this our management actively monitors those positions to review the effectiveness of the offset or hedging strategy.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this prospectus are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on assumptions that we have made in light of our industry experience and on our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (some of which are beyond our control) and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and cause them to differ materially from those anticipated in the forward-looking statements. These factors include, among others:

• changes in domestic and international market conditions;

• competition;

• our ability to attract and retain customers;

• our relationships with introducing brokers;

• retention of our management team;

• our ability to manage our growth or integrate future acquisitions;

• our exposure to significant credit risks with respect to our customers;

• international operations and expansion;

• system failures;

• the performance of third-party suppliers;

• changes in regulations or exchange membership requirements;

• the effectiveness of compliance and risk management methods;

• potential litigation or investigations;

• employee or introducing broker misconduct or errors;

• reputational harm; and

• changes in capital requirements.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements.

Because of these factors, we caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risks relate to counterparty, interest rate and exchange rate risk.

Customer and Counterparty Risk

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. As a clearing broker, we generally bear the risk of the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and to price more aggressively the credit risks we take. Although we regularly review credit exposures to specific customers and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

As a matter of policy, we continue to upgrade our risk management procedures and systems to improve our ability to monitor actual and projected risk associated with customer positions. Our Global Risk Management department is responsible for the systematic review of customer exposure in both regulated and nonregulated markets. Our current system provides the ability to project the impact of market volatility on price movement. Using various stress tests, we quantify potential adverse price movements in order to determine whether such movements would adversely affect the customer’s ability to pay margin. We perform frequent stress tests to our customers’ positions, including intra-day trading analysis, daily equity change analysis, concentration risk analysis, position liquidity analysis and premium seller analysis. Adjustments of margin or collateral requirements are made in anticipation of unusual adverse market developments.

We have a policy that requires customers to deposit margin in respect of their trading accounts irrespective of the credit rating of the customer in question. This policy also applies to daily margin calls. As of May 31, 2005, the dollar value of customer margin calls in excess of $500,000 was $24.4 million relating to 20 customer accounts in our Derivatives Brokerage & Clearing business and margin calls in excess of $100,000 totaled $9.6 million relating to seven customer accounts in our Prime Brokerage/Capital Markets business. The total amount of margin calls over $50,000 that had been outstanding for more than three days as of May 31, 2005 was $5.9 million in our Derivatives Brokerage & Clearing business and Prime Brokerage/Capital Markets business. We also have exposure with respect to certain credit line customers and clearing organizations associated with the exchanges of which we are a member. As of May 31, 2005, our aggregate exposure to margin financing was $23.4 million.

Interest Rate Risk

In the ordinary course of our operations, we have limited our exposure to interest rate risk. Our balance sheet, which reflects a substantial amount of short-term and highly liquid assets, consists of equally matched assets and liabilities. We generate interest income from the positive spread earned on customer deposits or secured customer financing transactions, and the basis for the calculation of interest received and paid is entirely matched. This is the case in both rising and falling interest rate environments, although we have the opportunity to create higher levels of interest income in a rising interest rate environment.

In the future, we expect to have greater exposure to changes in interest rates. Borrowings under our senior credit facilities accrue interest at variable rates. Interest rate changes may therefore impact the amount of our interest payments and our future earnings and cash flows. Conversely, interest rate changes may affect the fair market value of our fixed rate debt, such as the senior subordinated notes. Although interest expense related to our variable-rate debt may increase in a rising interest rate environment, we expect the impact to be mitigated in part by increased interest income generated from the investment of customer balances. We invest these balances on a daily basis in a variety of permissible short-term instruments.

Exchange Rate Risk

We conduct global operations. Our revenues are denominated predominately in U.S. dollars with our most significant non-dollar currency flows being denominated in Euros and Pounds Sterling. Our expenses are also denominated predominantly in U.S. dollars and to a lesser extent in a variety of local currencies reflecting the location of physical operations, including in the United Kingdom, Canada, France and Singapore.

Currently, our general practice is to invest in assets that match the currency in which we expect related liabilities to be paid. Members’ equity held in local business units is kept primarily in local currencies to the extent that members’ equity is required to satisfy regulatory and self-imposed capital requirements. This facilitates our efforts to ensure that capital held in local business units will be able to support the local business irrespective of currency movements. However, this may adversely affect our reported combined members’ equity when expressed in U.S. dollars. The table below shows the approximate effect on members’ equity of instantaneous adverse movements in currency exchange rates of 10% on our major currency exposures at May 31, 2005 against the U.S. dollar.

	Adverse exchange rate movement against the U.S. dollar	Approximate decline in members’ equity (in millions)
Euro	10%	$4.6
Pound Sterling	10%	$5.3
Canadian dollar	10%	$0.7

ITEM 4.  INTERNAL CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of May 31, 2005. Based on their evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2005.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our first quarter of 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

From time to time, we are party to litigation and administrative proceedings that arise in the ordinary course of our business. We do not have any other pending litigation that, separately or in the aggregate, would in the opinion of management have a material adverse effect on our results of operations or financial condition.

SEC Investigation

In 2001, the Division of Enforcement of the SEC commenced an informal investigation into short sales of the stock of Sedona Corporation.  The SEC requested that we produce documents relating to any of our accounts that traded in the stock of Sedona.  In June 2001, the SEC issued a formal order of investigation into short sales of Sedona stock, as well as other transactions.  In 2002 and 2003, we received subpoenas from the SEC and a request for a written statement.  Generally, the subpoenas and the request required the production of documents, tapes and information regarding two of our former brokers who handled the account of Amro International, S.A., one of our former customers that engaged through its account with us in short sales of Sedona stock and whose financial advisor settled SEC charges with respect to such short sales in February 2003; our relationship with Amro and its two principals; other securities traded by Amro; and our record keeping, supervisory and short sale policies and restrictions.

On May 16, 2005, we announced that our subsidiary, Refco Securities, LLC (“Refco Securities”), had received a “Wells Notice” from the SEC arising out of the investigation.  The Wells Notice stated that the SEC staff intends to recommend that a civil enforcement action be brought against Refco Securities, alleging violations of Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b) and 17(a) of the Exchange Act of 1934, as amended, and Rules 10b-5, 17a-3 and 17a-4 thereunder, Section 220.8 of Regulation T, Conduct Rule 3370 of the National Association of Securities Dealers, Inc., aiding and abetting violations of Section 15(a) of the Exchange Act of 1934, as amended, and failure to comply with a prior SEC cease and desist order and the Section 21(a) order from the SEC.  We are in active discussions with the SEC to resolve the matters raised in the investigation and believe that we are near a resolution on all material issues.  This settlement likely will involve an injunction against future violations of certain provisions, including anti-fraud provisions, of the federal securities laws, an order to comply with the prior cease and desist order and the Section 21(a) order, an administrative censure, payment of a substantial civil penalty and retention of an independent consultant to review and make recommendations with respect to various business practices and procedures.  We have recorded a reserve of $5 million for this potential settlement.

Santo C. Maggio, the President and Chief Executive Officer of Refco Securities, also has been in negotiations with the SEC staff, and likewise is near a resolution of certain supervisory matters raised in the investigation.  Mr. Maggio, as part of such resolution, is prepared to accept the entry of an administrative order suspending him for a year from any supervisory duties.  While complying with the restrictions of such supervisory suspension, Mr. Maggio would continue to work for us and Refco Securities in his current capacities.

Although we are working to finalize the terms of these settlements in a formal offer of settlement, we believe that the settlements as described above are highly likely and that the SEC staff would recommend such settlements to the SEC Commissioners, whose approval is required. There is no assurance that we will reach such settlements on these terms or, even if we do, that the SEC Commissioners, or any resolution of these matters if we or Mr. Maggio are unable to reach a settlement with the SEC, will approve such settlements.  The terms of any final settlements approved by the SEC Commissioners may be materially less favorable than the settlements described above.

Other

In July 2005, we responded to statements by French lawyer Frederik-Karel Conoy on behalf of his client, Gerard Sillam, that we have not received any documents to corroborate the claim that Mr. Sillam has filed a criminal complaint in Paris against us, Thomas H. Lee Partners, L.P. and individuals. Since 2002, Mr. Sillam has instituted numerous commercial and criminal actions against Refco entities under the French legal system, which permits private individuals to initiate criminal proceedings. We have cooperated with the criminal inquiries, none of which has resulted in any action against any Refco entity or individual. We are vigorously defending these actions and believe that Mr. Sillam’s claim is without merit. In 2004, Mr. Sillam filed a commercial claim in New York State Supreme Court but then requested and was granted dismissal of the case after we removed it to federal court. To our knowledge, no action by Mr. Sillam against any Refco entity is pending in the United States.

ITEM 2.                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                         OTHER INFORMATION

None.

ITEM 6.                                         EXHIBITS

31.1         Certification of Chief Executive Officer of Refco Group Ltd., LLC and Refco Finance Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2         Certification of Chief Financial Officer of Refco Group Ltd., LLC and Refco Finance Inc. pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1         Certification of Chief Executive Officer of Refco Group Ltd., LLC and Refco Finance Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer of Refco Group Ltd., LLC and Refco Finance Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Refco Group Ltd., LLC (Registrant)

DATE: JULY 15, 2005	By:	/s/ PHILLIP R. BENNETT
Phillip R. Bennett, President and Chief Executive Officer (Principal Executive Officer)

DATE: JULY 15, 2005	By:	/s/ GERALD M. SHERER
Gerald M. Sherer, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Refco Finance Inc. (Registrant)

DATE: JULY 15, 2005	By:	/s/ PHILLIP R. BENNETT
Phillip R. Bennett, President and Chief Executive Officer (Principal Executive Officer)

DATE: JULY 15, 2005	By:	/s/ GERALD M. SHERER
Gerald M. Sherer, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)